Form 10-Q
period 1996-10-31
MANCHESTER EQUIPMENT CO INC
filed 1996-12-31
CIK 1023876

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                         COMMISSION FILE NUMBER 0-21695

                         MANCHESTER EQUIPMENT CO., INC.
             (Exact name of registrant as specified in its charter)

         NEW YORK                                        11-2312854
(State or other jurisdiction of                       (I.R.S. Employer
Incorporation or organization)                     Identification Number)

                                 160 OSER AVENUE
                            HAUPPAUGE, NEW YORK 11788
              (Address of registrant's principal executive offices)

                                 (516) 435-1199
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

         There were 8,525,000 outstanding shares of COMMON STOCK at December 26, 1996.

                 MANCHESTER EQUIPMENT CO., INC. AND SUBSIDIARIES

                                      Index

PART I.   FINANCIAL INFORMATION                                             Page
-------   ---------------------                                             ----

Item 1.   Condensed Consolidated Balance Sheets
              October 31, 1996 (unaudited) and July 31, 1996                 3

          Condensed Consolidated Statements of Income
              Three months ended October 31, 1996 and 1995 (unaudited)       4

          Condensed Consolidated Statements of Cash Flows
              Three months ended October 31, 1996 and 1995 (unaudited)       5

          Notes to Condensed Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results  of Operations                           7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports                                              11

Part I - FINANCIAL INFORMATION

ITEM 1.            Financial Statements

                 MANCHESTER EQUIPMENT CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                 October 31, 1996     July 31, 1996
                                                                    (Unaudited)
                                                                 ----------------     -------------
Assets:
  Cash                                                                $ 1,786            $ 5,774
  Accounts receivable, net                                             21,835             19,068
  Inventory                                                            11,251              8,957
  Deferred income taxes                                                   334                334
  Prepaid expenses and other current assets                               399                197
                                                                      -------            -------
         Total current assets                                          35,605             34,330

  Property and equipment, net                                           2,085              2,244
  Deferred income taxes                                                   395                395
  Other assets                                                            768                792
                                                                      -------            -------

                                                                      $38,853            $37,761
                                                                      =======            =======

Liabilities:
  Current maturities under capital lease obligation                   $    99            $    99
  Notes payable - bank                                                  6,500              6,500
  Notes payable - shareholder                                             235                353
  Accounts payable and accrued expenses                                16,614             17,113
  Deferred service revenue                                                129                129
  Income taxes payable                                                    834                295
                                                                      -------            -------
         Total current liabilities                                     24,411             24,489

  Capital lease obligation, less current maturities                       159                175
  Deferred compensation payable                                           268                183
                                                                      -------            -------

         Total liabilities                                             24,838             24,847
                                                                      -------            -------

Redeemable common stock                                                    --              4,739

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized,
     none issued                                                           --                 --
  Common stock, $.01 par value; 25,000,000 shares authorized,
     6,200,000 shares issued and outstanding                               62                 62
  Retained earnings                                                    13,953              8,113
                                                                      -------            -------

         Total equity                                                  14,015              8,175
                                                                      -------            -------


         Total liabilities and equity                                 $38,853            $37,761
                                                                      =======            =======

See notes to condensed consolidated financial statements.

                 MANCHESTER EQUIPMENT CO., INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                  Three months ended October 31,
                                                      1996             1995
                                                            (Unaudited)
                                                  ------------------------------
Revenues                                           $   50,987       $   43,506

Cost of revenues                                       43,808           37,563
                                                   ----------       ----------

       Gross profit                                     7,179            5,943

Selling, general and administrative expenses            5,188            4,309
                                                   ----------       ----------

       Income from operations                           1,991            1,634

Interest expense, net                                     115               80
                                                   ----------       ----------

       Income before income taxes                       1,876            1,554

Provision for income taxes                                775              625
                                                   ----------       ----------

       Net income                                  $    1,101       $      929
                                                   ==========       ==========

Net Income per share                               $     0.18       $     0.15
                                                   ==========       ==========

Weighted average shares outstanding                 6,200,000        6,262,626
                                                   ==========       ==========



See notes to condensed consolidated financial statements.

                 MANCHESTER EQUIPMENT CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 For the three months ended October 31,
                                                                         1996            1995
                                                                              (Unaudited)
                                                                 --------------------------------------
Cash flows from operating activities:
         Net income                                                     $ 1,101        $   929

Adjustments to reconcile net income to net cash from
  operating activities:
              Depreciation and amortization                                 150             99
              Allowance for doubtful accounts                               126            105
  Change in assets and liabilities:
         Increase in accounts receivable                                 (2,893)        (2,692)
         (Increase) decrease in inventory                                (2,294)            81
         (Increase) decrease in prepaid expenses and
             other current assets                                          (202)            57
         Decrease (increase) in other assets                                 24            (22)
         Decrease in accounts payable and
             accrued expenses                                              (499)          (902)
         Decrease in deferred service contract revenue                       --            (55)
         Increase in income taxes  payable                                  539            203
         Increase in deferred compensation payable                           85             --
                                                                        -------        -------

         Net cash used in operating activities                           (3,863)        (2,197)
                                                                        -------        -------

Cash flows from investing activities:
         Capital expenditures                                               (45)           (85)
         Proceeds from sale of assets                                        54             --
                                                                        -------        -------

              Net cash provided by (used in) investing activities             9            (85)
                                                                        -------        -------

Cash flows from financing activities:
         Net proceeds from borrowings                                        --          1,100
         Payments on notes payable shareholder                             (118)            --
         Payments on capitalized lease obligation                           (16)            --
                                                                        -------        -------

              Net cash (used in) provided by financing activities          (134)         1,100
                                                                        -------        -------

Net decrease in cash                                                     (3,988)        (1,182)

         Cash at beginning of period                                      5,774          1,834
                                                                        -------        -------

Cash at end of period                                                   $ 1,786        $   652
                                                                        =======        =======

                 MANCHESTER EQUIPMENT CO., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND BASIS OF PRESENTATION

   Manchester Equipment Co., Inc. (the "Company") is a systems integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. The Company offers its customers single-source solutions customized to their information systems needs by combining value-added services with hardware, software, networking products and peripherals from leading vendors.

   Sales of hardware, software and networking products comprise most of the Company's revenues. Service revenues have not comprised a significant part of revenues to date. The Company has entered into agreements with certain suppliers and manufacturers which provide the Company favorable pricing and price protection in the event the vendor reduces its prices.

   In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company as of October 31, 1996 and the results of operations for the three months ended October 31, 1996 and 1995 and cash flows for the three months ended October 31, 1996 and 1995. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended July 31, 1996, included in the Company's Prospectus dated November 25, 1996 prepared in connection with the Company's initial public offering.

 2. NET INCOME PER SHARE

   Net income per share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include dilutive stock options and warrants, if any, using the treasury stock method.

3. SUBSEQUENT EVENT - INITIAL PUBLIC OFFERING

   On December 2, 1996, the Company completed an initial public offering (the "Offering") of 2,325,000 shares of its common stock (including 200,000 overallotment shares) at an initial public offering price of $10 per share. Net proceeds to the Company were approximately $20 million, after deducting the underwriting discounts and commissions and other costs associated with the Offering.

4. REDEEMABLE COMMON STOCK

    Prior to the consummation of the offering, the Company had an agreement with a retired shareholder whereby the Company would be required to redeem all of the shares held by the shareholder in accordance with terms set forth in the agreement. In September 1996, among other provisions, the retired shareholder agreed to terminate his option to sell his remaining shares to the Company, subject to successful completion of the offering. As a result of the successful completion of the offering, in the October 31, 1996 Condensed Consolidated Balance Sheet, the amounts which would have been due under this agreement have been reclassified to retained earnings.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Prospectus dated November 25, 1996. This discussion and analysis contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts, and involves risks and uncertainties that could cause actual results to differ from those expected and projected. These risks and uncertainties include, but are not limited to, those set forth below and the risk factors described in the Company's Prospectus.

GENERAL

    Manchester is a systems integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. The Company offers its customers single-source solutions customized to their information systems needs by combining value-added services with hardware, software, networking products and peripherals from leading vendors. To date, most of the Company's revenues have been derived from product sales. The Company generally does not develop or sell software products. However, certain computer hardware products sold by the Company are loaded with pre-packaged software products.

    As a result of intense price competition within the computer industry as well as other industry conditions, the Company has experienced increasing pressure on its gross profit and operating margins with respect to the sale of products. The Company's strategy includes increasing its focus on providing value added services with operating margins that are higher than those obtained with respect to the sale of products. The Company's future performance will depend in part on its ability to manage successfully a continuing shift in its operations to value-added services.

    The Company's largest customer accounted for approximately 14% and 12% of the Company's revenues for the fiscal quarters ended October 31, 1996 and 1995, respectively, substantially all of which revenues were derived from the sale of hardware products. This customer accounted for 16% of revenues for the fiscal year ended July 31, 1996. There can be no assurance that the Company will continue to derive substantial revenues from this customer.

    The Company's profitability has been enhanced by its ability to obtain volume discounts from certain manufacturers, which has been dependent in part upon the Company's ability to sell large quantities of products to computer resellers, including VARs. There can be no assurance that the Company will be able to continue to sell products to resellers and thereby obtain the desired discounts from the manufacturers or that the Company will be able to increase sales to end-users to offset the need to rely upon sales to resellers.

    The markets for the Company's products and services are characterized by rapidly changing technology and frequent introductions of new hardware and software products and services, which render many existing products noncompetitive, less profitable or obsolete.

The Company believes that its inventory controls have contributed to its ability to respond effectively to these technological changes. As of October 31, 1996 and 1995, inventories represented 29% of total assets. For the fiscal quarters ended October 31, 1996 and 1995, annualized inventory turnover was 16 and 17 times, respectively. Inventory turned 18 times in the fiscal year ended July 31, 1996. The failure of the Company to anticipate technology trends or to continue to effectively manage its inventory could have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company believes its controls on accounts receivable have contributed to its profitability. The Company's bad debt expense represented .2% of total revenues in each of the fiscal quarters ended October 31, 1996 and 1995. For the fiscal year ended July 31, 1996, bad debt expense represented .1% of total revenues.

    The Company's quarterly revenues and operating results have varied significantly in the past and are expected to continue to do so in the future. Quarterly revenues and operating results generally fluctuate as a result of the demand for the Company's products and services, the introduction of new hardware and software technologies with improved features, the introduction of new services by the Company and its competitors, changes in the level of the Company's operating expenses, competitive conditions and economic conditions. In particular, the Company currently is increasing its fixed operating expenses, including a significant increase in personnel, as part of its strategy to increase its focus on providing higher margin, value-added services. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year.

    As a result of rapid changes which are taking place in computer and networking technologies, product life cycles are short. Accordingly, the Company's product offerings change constantly. Prices of products change with generally higher prices early in the life cycle of the product and lower prices near the end of the product's life cycle. The Company believes that the impact of price or volume changes of any particular product or products is not material to the Company's Consolidated Financial Statements.

    The Company's Chief Executive officer has entered into an employment agreement with the Company under which he will receive $550,000 in compensation, exclusive of fringe benefits, for each of the fiscal years ending July 31, 1997 and 1998. In addition, the Company's Executive Vice President has agreed to receive base compensation, exclusive of fringe benefits, of $450,000 for the fiscal years ending July 31, 1997 and 1998. These officers have agreed that they will not be entitled to any bonuses for fiscal 1997 and that any bonus payable to either of these officers in fiscal 1998 will require the approval of a majority of the independent directors of the Company. Each of the leases with related parties has been amended effective with the closing of the Offering to reduce the rent payable under that lease to current market rates.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, information derived from the Company's Condensed Consolidated Statements of Income expressed as a percentage of revenues.

                                                                        Percentage of Revenues
                                                                          Three Months Ended
                                                                              October 31
                                                                              -----------
                                                                       1996                1995
                                                                       ----                ----
   Revenues                                                            100.0%              100.0%
   Cost of revenues                                                     85.9                86.3
                                                                       -----               -----
   Gross profit                                                         14.1                13.7
   Selling, general and administrative expenses                         10.2                 9.9
                                                                       -----               -----
   Income from operations                                                3.9                 3.8
   Interest and other expenses, net                                       .2                  .2
                                                                       -----               -----
   Income before income taxes                                            3.7                 3.6
   Provision for income taxes                                            1.5                 1.5
                                                                       -----                ----
   Net income                                                            2.2%                2.1%
                                                                       =====               =====


QUARTER ENDED OCTOBER 31, 1996 COMPARED TO QUARTER ENDED OCTOBER 31, 1995

    Revenues. The Company's revenues increased $7.5 million or 17.2% from $43.5 million for the three months ended October 31, 1995 to $51.0 million for the three months ended October 31, 1996 due to increased revenues from both new and existing customers. Many factors contributed to this increase, including new product introductions, special product purchases and volume and price changes with no one factor having any material effect on this increase.

    Gross Profit. Cost of revenues includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit increased $1.2 million or 20.8% from $5.9 million for the first quarter of fiscal 1996 to $7.2 million for the most recent fiscal quarter. As a percentage of revenues, gross profit increased from 13.7% to 14.1%. The increase in gross profit dollars is principally due to the increase in revenues while the increase in percentage is primarily due to changes in product mix . Competitive pressures, changes in the types of products or services sold and product availability result in fluctuations in gross profit from period to period.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $879,000 or 20.4% from $4.3 million in the first quarter of fiscal 1996 to $5.2 million in the first quarter of fiscal 1997. This increase is principally a result of higher payroll and related costs due to the hiring of additional technical and administrative staff in support of the Company's strategy to increase its value-added services revenue. In addition, the Company incurred higher commissions paid to the Company's sales force due to higher revenues and higher insurance expense partially offset by lower rent. Giving pro forma effect to the changes in officers compensation and rents to related parties, described above and under General, the pro forma selling, general and administrative expenses would have been approximately $4.4 million or 10.1% of revenues for the three months ended October 31, 1995. Pro forma selling general and administrative expenses for the quarter ended October 31, 1995 are higher than actual amounts principally due to the timing of payments of officers' compensation during fiscal 1996.

    Interest Expense, net. Interest expense, net increased from $80,000 for the three months ended October 31, 1995 to $115,000 for the three months ended October 31, 1996, principally due to higher average borrowings under the Company's line of credit with a financial institution.

    Provision for Income Taxes. The effective income tax rate increased slightly from 40% for the three months ended October 31, 1995 to 41% for the three months ended October 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of financing have been internally generated working capital from profitable operations and a line of credit from a financial institution.

    For the three months ended October 31, 1996, cash used in operating activities was $3.9 million consisting primarily of increases in accounts receivable and inventory. The Company's accounts receivable and accounts payable and accrued expenses balances as well as its investment in inventory can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, the Company's experience is that increases in accounts receivable, inventory and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels. In addition, during the three months ended October 31, 1996 the Company generated $9,000 in investing activities and utilized $134,000 for repayment of debt.

    The Company recently increased the amount of credit available under its line of credit agreement with a financial institution from $9.5 million to $11.5 million. All amounts outstanding under this line ($7.7 million) were repaid by the Company with the proceeds from the initial public offering described below.

    On December 2, 1996, the Company completed an initial public offering (the "Offering") of 2,325,000 (including 200,000 overallotment shares) of its common stock resulting in net proceeds to the Company, after deducting underwriting discount and expenses, of approximately $20 million. The Company utilized $7.7 million of the proceeds from the Offering to repay the balance outstanding under its line of credit with a financial institution. The remaining net proceeds have been invested in short-term, interest bearing, investment grade securities.

    The Company believes that the remaining net proceeds from the Offering together with current working capital, expected cash flows from operations and available borrowings under the line of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 1998. The Company currently has no major commitments for capital expenditures. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory and the purchase of equipment and expansion of facilities as well as the possible opening of new offices and potential acquisitions.

Item 6.   Exhibits and Reports

(a)    Exhibits

       Exhibit No.   Description

       10.6          Promissory Notes dated October 15, 1996 by Registrant to
                     The Bank of New York
       27            Financial Data Schedule


(b)    Reports on Form 8-K

       None

                         MANCHESTER EQUIPMENT CO., INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MANCHESTER EQUIPMENT CO., INC.
                                           -------------------------------------
                                           (Registrant)



DATE:                                      /s/  Barry Steinberg
                                           -------------------------------------
   December 26, 1996                       Barry Steinberg
                                           President and Chief Executive Officer



DATE:                                      /s/  Joseph Looney
                                           -------------------------------------
   December 26, 1996                       Joseph Looney
                                           Chief Financial Officer