Form 10-Q
period 1997-01-31
MANCHESTER EQUIPMENT CO INC
filed 1997-03-12
CIK 1023876

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended January 31, 1997

                                       or

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

         There were 8,525,000 outstanding shares of COMMON STOCK at February 28, 1997.

                 MANCHESTER EQUIPMENT CO., INC. AND SUBSIDIARIES

                                      Index

PART I.     FINANCIAL INFORMATION                                         Page

Item 1.     Condensed Consolidated Balance Sheets
                   January 31, 1997 (unaudited) and July 31, 1996           3

            Condensed Consolidated Statements of Income
                   Three months and six months ended
                    January 31, 1997 and 1996 (unaudited)                   4

            Condensed Consolidated Statements of Cash Flows Six
                     months  ended January 31, 1997 and 1996 (unaudited)    5

            Notes to Condensed Consolidated Financial Statements            6

Item 2      Management's Discussion and Analysis of Financial
                   Condition and Results  of Operations                     7

PART II.    OTHER INFORMATION

     Item 6. Exhibits and Reports 12                                       11

Part I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                 Manchester Equipment Co., Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                       (in thousands except share amounts)

                                                       January 31,   July 31,
                                                          1997         1996
                                                       (Unaudited)
                                                       -----------   --------
Assets:
  Cash and cash equivalents                              $ 14,746    $  5,774
  Accounts receivable, net                                 21,023     `19,068
  Inventory                                                10,719       8,957
  Deferred income taxes                                       334         334
  Prepaid expenses and other current assets                   284         197
                                                           ------      ------
         Total current assets                              47,106      34,330

  Property and equipment, net                               2,247       2,244
  Deferred income taxes                                       395         395
  Other assets                                                583         792
                                                              ---         ---

                                                          $50,331     $37,761
                                                          =======     =======

Liabilities:
  Current maturities under capital lease obligation    $       99     $    99
  Notes payable - bank                                          -       6,500
  Notes payable - shareholder                                 118         353
  Accounts payable and accrued expenses                    14,407      17,113
  Deferred service revenue                                    126         129
  Income taxes payable                                          -         295
                                                            -----         ---
         Total current liabilities                         14,750      24,489

  Capital lease obligation, less current maturities           135         175
  Deferred compensation payable                               268         183
                                                              ---         ---
         Total liabilities                                 15,153      24,847
                                                           ------      ------

Redeemable common stock                                         -       4,739

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000
     shares authorized, none issued                             -           -
  Common stock, $.01 par value; 25,000,000
     shares authorized, 8,525,000 and 6,200,000
     shares issued and outstanding                             85          62
  Additional paid-in capital                               20,391           -
  Retained earnings                                        14,702       8,113
                                                           ------       -----

         Total shareholders' equity                        35,178       8,175
                                                           ------       -----

         Total liabilities and shareholders' equity       $50,331     $37,761
                                                          =======     =======

See notes to condensed consolidated financial statements.

                Manchester Equipment Co., Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
               (in thousands, except share and per share amounts)

                                    Three months ended      Six months ended
                                        January 31,            January 31,
                                      1997     1996          1997        1996
                                        Unaudited               Unaudited
                                        ---------               ---------
Revenues                            $44,684    46,994      $95,671     $90,500

Cost of revenues                     38,383    40,405       82,191      77,968
                                     ------    ------       ------      ------

       Gross profit                   6,301     6,589       13,480      12,532

Selling, general and
    administrative expenses           5,105     4,951       10,293       9,260
                                      -----     -----       ------       -----

       Income from operations         1,196     1,638        3,187       3,272

Interest expense                        (71)     (105)        (191)       (190)
Interest income                         122         4          127          10
Other income (expense)                   23        (6)          23          (7)
                                         --        --           --          --
       Income before income taxes     1,270     1,531        3,146       3,085

Provision for income taxes              521       616        1,296       1,241
                                        ---       ---        -----       -----
       Net income                    $  749   $   915       $1,850      $1,844
                                     ======   =======       ======      ======
Net Income per share                  $0.10   $  0.15        $0.26       $0.29
                                      =====   =======        =====       =====
Weighted average
  shares outstanding              7,867,935 6,262,626    7,033,968   6,262,626
                                  ========= =========    =========   =========

See notes to condensed consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                            For the six months
                                                             ended January 31,
                                                           1997           1996
                                                               (Unaudited)
                                                               -----------

Cash flows from operating activities:
         Net income ....................................   $  1,850    $  1,844

  Adjustments to reconcile net income to net cash
   from operating activities:
              Depreciation and amortization ............        285         183
              Allowance for doubtful accounts ..........        185         210
              Deferred income taxes ....................         --         (58)
  Change in assets and liabilities:
         Increase in accounts receivable ...............     (2,140)     (3,870)
         (Increase) decrease in inventory ..............     (1,762)        828
         (Increase) decrease in prepaid expenses and
             other current assets ......................        (87)         21
         Decrease  in other assets .....................        209           8
         Decrease in accounts payable and
             accrued expenses ..........................     (2,706)       (242)
         Decrease in deferred service contract revenue .         (3)        (34)
         Increase (decrease)  in income taxes  payable .       (295)        629
         Increase in deferred compensation payable .....         85          24
                                                              -----         ----

         Net cash used in operating activities .........     (4,379)       (457)
                                                             ------        ----

Cash flows from investing activities:
         Capital expenditures ..........................       (342)       (197)
         Proceeds from sale of assets ..................         54          18
                                                               ----         ----

              Net cash used in investing activities ....       (288)       (179)
                                                               ----        ----

Cash flows from financing activities:
         Net repayments of borrowings ..................     (6,500)       (600)
         Payments on notes payable-shareholder .........       (235)        --
         Payments on capital lease obligation ..........        (40)        --
         Net proceeds from initial public offering .....     20,414         --
                                                             ------       -----
              Net cash (used in) provided by
               financing activities ....................     13,639        (600)
                                                             ------        ----

Net increase (decrease) in cash and cash equivalents ...      8,972      (1,236)

     Cash and cash equivalents at beginning of period ..      5,774       1,834
                                                              -----       -----

Cash and cash equivalents at end of period .............   $ 14,746    $    598
                                                           ========    ========

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

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company as of January 31, 1997 and the results of operations for the three and six months ended January 31, 1997 and 1996 and cash flows for the six months ended January 31, 1997 and 1996. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended July 31, 1996, included in the Company's Prospectus dated November 25, 1996 prepared in connection with the Company's initial public offering.

   2. Net Income Per Share

      Net income per share is based upon the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include dilutive stock options and warrants, if any, using the treasury stock method.

   3. Initial Public Offering

      On December 2, 1996, the Company completed an initial public offering (the "Offering") of 2,325,000 shares of its common stock (including 200,000 overallotment shares) at an initial public offering price of $10 per share. Net proceeds to the Company were approximately $20.4 million, after deducting the underwriting discounts and commissions and other costs associated with the Offering.

   4. Redeemable Common Stock

      Prior to the consummation of the Offering, the Company had an agreement with a retired share-holder whereby the Company would be required to redeem all of the shares held by the shareholder in accordance with terms set forth in the agreement. In September 1996, among other provisions, the retired shareholder agreed to terminate his option to sell his remaining shares to the Company, subject to successful completion of the Offering. As a result of the successful completion of the Offering, in the January 31, 1997 Condensed Consolidated Balance Sheet, the amounts which would have been due under this agreement have been reclassified from redeemable common stock to retained earnings.

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

           The Company's largest customer accounted for approximately 12% and 14% of the Company's revenues for the six months ended January 31, 1997 and 1996, respectively, substantially all of which revenues were derived from the sale of hardware products. This customer accounted for 16% of revenues for the fiscal year ended July 31, 1996. There can be no assurance that the Company will continue to derive substantial revenues from this customer.

           The Company's profitability has been enhanced by its ability to obtain volume discounts from certain manufacturers, which has been dependent in part upon the Company's ability to sell products to computer resellers, including VARs. There can be no assurance that the Company will be able to continue to sell products to resellers and thereby obtain the desired discounts from the manufacturers or that the Company will be able to increase sales to end-users to offset the need to rely upon sales to resellers.

           The markets for the Company's products and services are characterized by rapidly changing technology and frequent introductions of new hardware and software products and services, which render many existing products noncompetitive, less profitable or obsolete. The Company believes that its inventory controls have contributed to its ability to respond effectively to these technological changes. As of January 31, 1997 and 1996, inventories represented 21% and 24%, respectively of total assets. For the six months ended January 31, 1997 and 1996, annualized inventory turnover was 15 and 18 times, respectively. Inventory turned 18 times in the fiscal year ended July 31, 1996. The failure of the Company to anticipate technology trends or to continue to effectively manage its inventory could have a material adverse effect on the Company's business, results of operations and financial condition.

           The Company believes its controls on accounts receivable have contributed to its profitability. The Company's bad debt expense represented .2% of total revenues in each of the six month periods ended January 31, 1997 and 1996. For the fiscal year ended July 31, 1996, bad debt expense represented .1% of total revenues.

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

           The Company's Chief Executive Officer has entered into an employment agreement with the Company under which he will receive $550,000 in compensation, exclusive of fringe benefits, for each of the fiscal years ending July 31, 1997 and 1998. In addition, the Company's Executive Vice President has agreed to receive base compensation, exclusive of fringe benefits, of $450,000 for the fiscal years ending July 31, 1997 and 1998. These officers have agreed that they will not be entitled to any bonuses for fiscal 1997 and that any bonus payable to either of these officers in fiscal 1998 will require the approval of a majority of the independent directors of the Company. The Company leases certain warehouse and offices from entities that are owned or controlled by the Company's majority shareholder. Each of the leases with related parties has been amended effective with the closing of the Offering to reduce the rent payable under that lease to then current market rates.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, information derived from the Company's Condensed Consolidated Statements of Income expressed as a percentage of revenues.

                                                 Percentage of Revenues
                                          Three Months Ended  Six Months Ended
                                               January 31        January  31
                                             1997     1996     1997     1996
                                             ----     ----     ----     ----
     Revenues ..........................     100.0%   100.0%   100.0%   100.0%
     Cost of revenues ..................      85.9     86.0     85.9     86.2
                                              ----     ----     ----     ----
     Gross profit ......................      14.1     14.0     14.1     13.8
     Selling, general and
       administrative expenses ........       11.4     10.5     10.8     10.2
                                              ----     ----     ----     ----
     Income from operations ............       2.7      3.5      3.3      3.6
     Interest and other expenses, net ..        .2      (.2)       -      (.2)
     Income before income taxes ........       2.9      3.3      3.3      3.4
                                               ---      ---      ---      ---
     Provision for income taxes ........       1.2      1.4      1.4      1.4
                                               ---      ---      ---      ---
     Net income ........................       1.7%     1.9%     1.9%     2.0%
                                               ===      ===      ===      ===

THREE MONTHS  ENDED  JANUARY 31, 1997 COMPARED TO THREE MONTHS
 ENDED JANUARY 31, 1996 REVENUES.

       The Company's revenues decreased $2.3 million or 4.9% from $47.0 million for the three months ended January 31, 1996 to $44.7 million for the three months ended January 31, 1997 due to lack of product availability as well as lower revenues from the Company's major customer. The decrease in revenues occurred principally in November and December and is not specifically related to any particular vendor or manufacturer.

     GROSS PROFIT. Cost of revenues includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit decreased $288,000 or 4.4% from $6.6 million for the second quarter of fiscal 1996 to $6.3 million for the most recent fiscal quarter. As a percentage of revenues, gross profit increased slightly from 14.0% in fiscal 1996 to 14.1% in fiscal 1997. The decrease in gross profit dollars is principally due to the decrease in revenues. Competitive pressures, changes in the types of products or services sold and product availability result in fluctuations in gross profit from period to period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $154,000 or 3.1% from $5.0 million in the second quarter of fiscal 1996 to $5.1 million in the second quarter of fiscal 1997. This increase is principally a result of higher payroll and related costs due to the hiring of additional technical and administrative staff in support of the Company's strategy to increase its value-added services revenue partially offset by lower commissions paid to the Company's sales force due to lower revenues. Giving pro forma effect to the changes in officers compensation and rents to related parties, described above and under General, the pro forma selling, general and administrative expenses would have been approximately $4.9 million or 10.4% of revenues for the three months ended January 31, 1996.

     INTEREST INCOME. Interest income increased from $4,000 in fiscal 1996 to $122,000 in fiscal 1997 due to earnings on short term investments made with certain of the proceeds from the Company's initial public offering.

     PROVISION FOR INCOME TAXES. The effective income tax rate increased slightly to 41% in the current quarter as compared to 40% for the three months ended January 31, 1996.

SIX MONTHS ENDED JANUARY 31, 1997 COMPARED TO SIX MONTHS ENDED JANUARY 31, 1996

     REVENUES. The Company's revenues increased $5.2 million or 5.7% from $90.5 million for the six months ended January 31, 1996 to $95.7 million for the six months ended January 31, 1997 due to increased revenues from both new and existing customers. Many factors contributed to this increase, including new product introductions, special product purchases and volume and price changes with no one factor having any material effect on this increase.

     GROSS PROFIT. Gross profit increased $948,000 or 7.6% from $12.5 million for the first six months of fiscal 1996 to $13.5 million for the most recent fiscal six months. As a percentage of revenues, gross profit increased from 13.8% to 14.1%. The increase in gross profit dollars is principally due to the increase in revenues while the increase in percentage is primarily due to changes in product mix . Competitive pressures, changes in the types of products or services sold and product availability result in fluctuations in gross profit from period to period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.0 million or 11.2% from $9.3 million in the first six months of fiscal 1996 to $10.3 million in the first six months of fiscal 1997. This increase is principally a result of higher payroll and related costs due to the hiring of additional technical and administrative staff in support of the Company's strategy to increase its value-added services revenue. In addition, the Company incurred higher insurance, depreciation and professional fees partially offset by lower rent. Giving pro forma effect to the changes in officers compensation and rents to related parties, described above and under General, the pro forma selling, general and administrative expenses would have been virtually the same as actual results for the six months ended January 31, 1996 principally due to the timing of payments of officers' compensation during fiscal 1996.

     INTEREST INCOME. Interest income increased from $10,000 for the first six months of fiscal 1996 to $127,000 for the first six months of fiscal 1997 due to the earnings on the short term investments made with certain of the proceeds from the Company's initial public offering.

     PROVISION FOR INCOME TAXES. The effective income tax rate increased slightly from 40% for the six months ended January 31, 1996 to 41% for the six months ended January 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of financing have been internally generated working capital from profitable operations and a line of credit from a financial institution.

     For the six months ended January 31, 1997, cash used in operating activities was $4.4 million consisting primarily of increases in accounts receivable and inventory and a decrease in accounts payable and accrued expenses. The Company's accounts receivable and accounts payable and accrued expenses balances as well as its investment in inventory can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, the Company's experience is that increases in accounts receivable, inventory and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels. In addition, during the six months ended January 31, 1997 the Company used $288,000 in investing activities and generated $13.6 million in financing activities primarily from the net proceeds of the Offering ($20.4 million) partially offset by the net repayments of bank debt ($6.5 million).

     The Company has available a line of credit with a financial institution in the amount of $11.5 million. All amounts outstanding under this line were repaid by the Company with the proceeds from the Offering described below.

     On December 2, 1996, the Company completed an initial public offering (the "Offering") of 2,325,000 shares (including 200,000 overallotment shares) of its common stock resulting in net proceeds to the Company, after deducting underwriting discount and expenses, of approximately $20.4 million. The Company utilized $7.7 million of the proceeds from the Offering to repay the balance outstanding at that date under its line of credit with a financial institution. The remaining net proceeds have been invested in short-term, interest bearing, investment grade securities.

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

Item 6.       Exhibits and Reports

(a)    Exhibits
       --------

       Exhibit No.           Description
       -----------           -----------

       27                    Financial Data Schedule


(b)    Reports on Form 8-K
       -------------------

       None

                         MANCHESTER EQUIPMENT CO., INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               MANCHESTER EQUIPMENT CO., INC.
                                               ------------------------------
                                                        (Registrant)


DATE:  March  12, 1997                       /s/ Barry Steinberg
                                             -------------------
                                           Barry Steinberg
                                           President and Chief Executive Officer



DATE:  March 12, 1997                        /s/ Joseph Looney
                                             -----------------------------
                                            Joseph Looney
                                            Chief Financial Officer