Form 10-Q/A
period 1997-01-31
MANCHESTER EQUIPMENT CO INC
filed 1997-03-13
CIK 1023876

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    AMENDMENT

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

       27                    Financial Data Schedule
       (AMENDED)             (AMENDED)

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



                                               MANCHESTER EQUIPMENT CO., INC.
                                               ------------------------------
                                                        (Registrant)


DATE:  March  13, 1997                       /s/ Barry Steinberg
                                             -------------------
                                           Barry Steinberg
                                           President and Chief Executive Officer



DATE:  March 13, 1997                        /s/ Joseph Looney
                                             -----------------------------
                                            Joseph Looney
                                            Chief Financial Officer