Form 10-Q
period 1997-04-30
MANCHESTER EQUIPMENT CO INC
filed 1997-06-13
CIK 1023876

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1997

                                       or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

     There were 8,525,000 outstanding shares of COMMON STOCK at June 12, 1997.

                 MANCHESTER EQUIPMENT CO., INC. AND SUBSIDIARIES

                                      Index

PART I.   FINANCIAL INFORMATION                                     Page

 Item 1.  Condensed Consolidated Balance Sheets April 30, 1997
            (unaudited) and July 31, 1996                               3

          Condensed Consolidated  Statements of Income Three
            months and nine months ended April 30, 1997
            and 1996 (unaudited)                                        4

          Condensed Consolidated Statements of Cash Flows
            Nine months ended April 30, 1997 and 1996 (unaudited)       5

          Notes to Condensed Consolidated Financial Statements          6

Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                         13

     Item 6. Exhibits and Reports                                      13

Part I - FINANCIAL INFORMATION

ITEM 1.            Financial Statements

                 Manchester Equipment Co., Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                       (in thousands except share amounts)

                                          April 30,  1997        July 31, 1996
                                                       (Unaudited)
                                          ------------------------------------
Assets:
  Cash and cash equivalents                            $ 15,649     $  5,774
  Marketable securities                                   2,947            -
  Accounts receivable, net                               22,570       19,068
  Inventory                                              11,177        8,957
  Deferred income taxes                                     334          334
  Prepaid expenses and other current assets                  83          197
                                                          -----       ------
      Total current assets                               52,760       34,330

  Property and equipment, net                             2,676        2,244
  Goodwill, net                                           1,493            -
  Deferred income taxes                                     395          395
  Other assets                                            1,000          792
                                                          -----        -----
                                                        $58,324      $37,761
                                                        =======      =======

Liabilities:
  Current maturities under capital
   lease obligation                                    $     99      $    99
  Notes payable - bank                                    1,264        6,500
  Notes payable - shareholder                                 -          353
  Notes payable - other                                     307            -
  Accounts payable and accrued expenses                  20,108       17,113
  Deferred service revenue                                  113          129
  Income taxes payable                                        -          295
                                                         ------       ------
         Total current liabilities                       21,891       24,489

  Capital lease obligation, less current maturities         111          175
  Deferred compensation payable                             268          183
                                                         ------        -----
         Total liabilities                               22,270       24,847
                                                         ------       ------
Redeemable common stock                                       -        4,739

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000
    shares authorized, none issued                            -            -
  Common stock, $.01 par value; 25,000,000 shares
    authorized, 8,525,000 and 6,200,000 shares
    issued and outstanding                                   85           62
  Additional paid-in capital                             20,397            -
  Retained earnings                                      15,572        8,113
                                                         ------        -----
         Total shareholders' equity                      36,054        8,175
                                                         ------        -----
                                                        $58,324      $37,761
                                                        =======      =======

See notes to condensed consolidated financial statements.
                                         3

                 Manchester Equipment Co., Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
               (in thousands, except share and per share amounts)

                                   Three months ended       Nine months ended
                                         April 30,              April 30,
                                      1997       1996         1997       1996
                                        Unaudited                Unaudited
                                        ---------                ---------
Revenues                           $44,170     $50,764     $139,841   $141,264

Cost of revenues                    37,732      43,848      119,923    121,816
                                    ------      ------      -------    -------
       Gross profit                  6,438       6,916       19,918     19,448

Selling, general and
    administrative expenses          5,194       6,070       15,487     15,330
                                     -----       -----       ------     ------

       Income from operations        1,244         846        4,431      4,118

Interest expense                        (2)       (110)        (193)      (300)
Interest income                        217           5          344         15
Other income (expense)                   -           -           23         (7)
                                      ----         ----        ----       ----

       Income before income taxes    1,459         741        4,605      3,826

Provision for income taxes             589         296        1,885      1,537
                                       ---         ---        -----      -----

       Net income                   $  870    $    445       $2,720     $2,289
                                    ======    ========       ======     ======

Net Income per share                 $0.10    $   0.07        $0.36      $0.37
                                     =====    ========        =====      =====
Weighted average
  shares outstanding             8,525,000   6,262,626    7,530,978  6,262,626
                                 =========   =========    =========  =========


See notes to condensed consolidated financial statements.
                                     4

                 Manchester Equipment Co., Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                        For the nine months
                                                          ended April 30,
                                                            1997          1996
                                                                (Unaudited)
                                                        ----------------------
Cash flows from operating activities:
         Net income                                          $2,720      $2,289

  Adjustments to reconcile net income to net cash
   from operating activities:
         Depreciation and amortization                          450         297
         Allowance for doubtful accounts                        210         319
         Stock options granted to sales representatives           6           -
  Change in assets  and  liabilities,  net of the
   effects  of the  purchase  of Electrograph:
         Increase in accounts receivable                     (1,606)     (2,305)
         (Increase) decrease in inventory                      (514)        865
         Decrease in prepaid expenses and
             other current assets                               128          29
         Increase in other assets                              (168)        (98)
         Increase (decrease) in accounts payable and
             accrued expenses                                 1,009        (143)
         Decrease in deferred service contract revenue          (16)        (28)
         Increase (decrease)  in income taxes  payable         (295)        416
         Increase in deferred compensation payable               85           2
                                                               ----        ----
         Net cash provided by operating activities            2,009       1,643
                                                              -----       -----
Cash flows from investing activities:
         Capital expenditures                                  (881)       (413)
         Proceeds from sale of assets                            54          18
         Purchases of marketable securities                  (2,947)          -
         Payment for purchase of Electrograph, net
           of cash acquired                                  (1,857)          -
                                                             ------        ----
              Net cash used in investing activities          (5,631)       (395)
                                                             ------        ----
Cash flows from financing activities:
         Net repayments of borrowings                        (6,500)     (2,100)
         Payments on notes payable-shareholder                 (353)          -
         Payments on capital lease obligation                   (64)          -
         Net proceeds from initial public offering           20,414           -
                                                             ------       -----
              Net cash (used in) provided by
                financing activities                         13,497      (2,100)
                                                             ------      ------
Net increase (decrease) in cash and cash equivalents          9,875        (852)
         Cash and cash equivalents at beginning of period     5,774       1,834
                                                              -----       -----
Cash and cash equivalents at end of period                  $15,649        $982
                                                            =======        ====

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

     In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company as of April 30, 1997 and the results of operations for the three and nine months ended April 30, 1997 and 1996 and cash flows for the nine months ended April 30, 1997 and 1996. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended July 31, 1996, included in the Company's Prospectus dated November 25, 1996 prepared in connection with the Company's initial public offering.

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

4. Redeemable Common Stock

     Prior to the consummation of the Offering, the Company had an agreement with a retired shareholder whereby the Company would be required to redeem all of the shares held by the shareholder in accordance with terms set forth in the agreement. In September 1996, among other provisions, the retired shareholder agreed to terminate his option to sell his remaining shares to the Company, subject to successful completion of the Offering. As a result of the successful completion of the Offering, in the April 30, 1997 Condensed Consolidated Balance Sheet, the amounts which would have been due under this agreement have been reclassified from redeemable common stock to retained earnings.
                                       6

5. Purchase of Electrograph Systems, Inc.

     On April 25, 1997, the Company, through a newly formed wholly-owned subsidiary, acquired substantially all of the assets and assumed certain liabilities of Electrograph Systems, Inc., a wholly owned subsidiary of Bitwise Designs, Inc. Electrograph is a specialized distributor of microcomputer peripherals, primarily in the eastern United States. The purchase price and transaction costs, aggregated approximately $2.6 million, of which $2.5 million was paid in cash at closing. In connection with the acquisition, the Company assumed certain liabilities of Electrograph including debt with balances of $1,264,000 in notes payable - bank and $307,000 in notes payable - other as of April 30, 1997.

     The acquisition has been accounted for as a purchase and the operating results of Electrograph are included in the Condensed Consolidated Statements of Income from the date of acquisition. The acquisition resulted in goodwill of approximately $1,500,000 which is being amortized on the straight-line basis over 20 years.

     The following unaudited pro forma consolidated results of operations for the nine months ended April 30, 1997 and 1996 assume that the Electrograph acquisition occurred on August 1, 1995 and reflect the historical operations of the purchased business adjusted for lower interest on invested funds and increased amortization, net of applicable income taxes resulting from the acquisition:
                                                   1997                  1996
                                                        (in thousands)
                                                        --------------
                  Revenues                      $155,579                $153,270
                  Net income                       2,837                   2,353
                  Net income per share             $0.38                   $0.38

     The pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been made at the beginning of the period, or of results which may occur in the future.

6.  Litigation

     On March 28, 1997 a complaint was filed by plaintiff Vincent Manguard in the United States District Court for the Eastern District of New York against the Company, its President and Chief Executive Officer, its Executive Vice President and Secretary, and its Chief Financial Officer. The plaintiff claims to have purchased shares in the Company's Offering and purports to sue on his own behalf and on behalf of a class of persons who purchased the Company's common stock either pursuant to the Offering or in the period November 26, 1996 through February 13, 1997. The Complaint asserts that the Company and the individual defendants made false or misleading statements and omissions in connection with the Offering in violation of Sections 11, 12(a)(2) and 15 of the federal Securities Act of 1933, and seeks damages on behalf of the putative class in an unspecified amount and/or rescission, together with costs and expenses of litigation.

     The Company believes that the allegations in the complaint are entirely without merit and intends vigorously to defend this matter.
                                    7

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

     The Company directly competes with local, regional and national systems integrators, value-added resellers ("VARs") and distributors as well as with certain computer manufacturers that market through direct sales forces. In the future, the Company may face further competition from new market entrants and possible alliances between existing competitors. In addition, certain suppliers and manufacturers may choose to market products directly to end users through a direct sales force rather than or in addition to channel distribution. Some of the Company's competitors have, or may have, greater financial, marketing and other resources, and may offer a broader range of products and services, than the Company. As a result, they may be able to respond more quickly to new or emerging technologies or changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing or devote greater resources to the promotion of their products and services. There can be no assurance that the Company will be able to compete successfully in the future with these or other current or potential future competitors.

     The Company's business is dependent upon its relationships with major manufacturers in the computer industry. There can be no assurance that the pricing and related terms offered by major manufacturers will not adversely change in the future. The failure to obtain an adequate supply of products, the loss of a major manufacturer, the deterioration of the Company's relationship with a major manufacturer or the Company's inability in the future to develop new relationships with other manufacturers could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's largest customer accounted for approximately 14% and 16% (or $20,069,000, and $22,346,000, respectively) of the Company's revenues for the nine months ended April 30, 1997 and 1996, respectively, substantially all of which revenues were derived from the sale of hardware products. This customer accounted for 16% of revenues for the fiscal year ended July 31, 1996. There can be no assurance that the Company will continue to derive substantial revenues from this customer.

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

     The markets for the Company's products and services are characterized by rapidly changing technology and frequent introductions of new hardware and software products and services, which render many existing products noncompetitive, less profitable or obsolete. The Company believes that its inventory controls have contributed to its ability to respond effectively to these technological changes. As of April 30, 1997 and 1996, inventories represented 19% and 27%, respectively of total assets. For the nine months ended April 30, 1997 and 1996, annualized inventory turnover was 14 and 19 times, respectively. Inventory turned 18 times in the fiscal year ended July 31, 1996. The failure of the Company to anticipate technology trends or to continue to effectively manage its inventory could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company believes its controls on accounts receivable have contributed to its profitability. The Company's bad debt expense represented 0.2% of total revenues in each of the nine month periods ended April 30, 1997 and 1996. For the fiscal year ended July 31, 1996, bad debt expense represented 0.1% of total revenues.

     The Company's quarterly revenues and operating results have varied significantly in the past and are expected to continue to do so in the future. Quarterly revenues and operating results generally fluctuate as a result of the demand for the Company's products and services, the introduction of new hardware and software technologies with improved features, the introduction of new services by the Company and its competitors, changes in the level of the Company's operating expenses, the timely availability of product supply, competitive conditions and economic conditions. In particular, the Company currently is increasing its fixed operating expenses, including a significant increase in personnel, as part of its strategy to increase its focus on providing higher margin, value-added services. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year.

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

RECENT ACQUISITION

     On April 25, 1997, the Company, through a newly formed wholly-owned subsidiary, acquired substantially all of the assets and assumed certain liabilities of Electrograph Systems, Inc., a wholly owned subsidiary of Bitwise Designs, Inc. Electrograph is a specialized distributor of microcomputer peripherals, primarily in the eastern United States. The purchase price and transaction costs, aggregated approximately $2.6 million, of which $2.5 million was paid in cash at closing. In connection with the acquisition, the Company assumed certain liabilities of Electrograph including debt with balances of $1,264,000 in notes payable - bank and $307,000 in notes payable - other as of April 30, 1997.

     The acquisition has been accounted for as a purchase and the operating results of Electrograph are included in the Condensed Consolidated Statements of Income from the date of acquisition. The acquisition resulted in goodwill of approximately $1,500,000 which is being amortized on the straight-line basis over 20 years.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, information derived from the Company's Condensed Consolidated Statements of Income expressed as a percentage of revenues.

                                               Percentage of Revenues
                                      Three Months Ended      Nine Months Ended
                                         April  30               April  30,
                                       1997          1996     1997       1996
                                       ----          ----     ----       ----
     Revenues                           100.0%      100.0%   100.0%     100.0%
     Cost of revenues                    85.4        86.4     85.8       86.2
                                         ----        ----     ----       ----
     Gross profit                        14.6        13.6     14.2       13.8
     Selling,  general and
      administrative expenses            11.8        12.0     11.0       10.9
                                         ----        ----     ----       ----
     Income from operations               2.8         1.7      3.2        2.9
     Interest and other income, net        .5        ( .2)      .1        (.2)
                                           --        ----      ---        ---
     Income  before income taxes          3.3         1.5      3.3        2.7
     Provision for income taxes           1.3          .6      1.4        1.1
                                          ---          --      ---        ---
     Net income                           2.0%         .9%     1.9%       1.6%
                                          ===          ==      ===        ===

Three Months Ended April 30, 1997 Compared to Three Months Ended April 30, 1996
--------------------------------------------------------------------------------

     Revenues. The Company's revenues decreased $6.6 million or 13.0% from $50.8 million for the three months ended April 30, 1996 to $44.2 million for the three months ended April 30, 1997 due to a general softness in the marketplace for personal computers and peripherals, as well as lower revenues from the Company's major customer.

     Gross Profit. Cost of revenues includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit decreased $478,000 or 6.9% from $6.9 million for the third quarter of fiscal 1996 to $6.4 million for the most recent fiscal quarter. As a percentage of revenues, gross profit increased from 13.6% in fiscal 1996 to 14.6% in fiscal 1997. The decrease in gross profit dollars is principally due to the decrease in revenues. Competitive pressures, changes in the types of products or services sold and product availability result in fluctuations in gross profit from period to period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $876,000 or 14.4% from $6.1 million in the third quarter of fiscal 1996 to $5.2 million in the third quarter of fiscal
1997. This decrease is principally a result of lower officers' salaries and rents paid to related parties due to agreements that were entered into in connection with the Company's initial public offering. Giving pro forma effect to the changes in officers compensation and rents to related parties, described above and under General, the pro forma selling, general and administrative expenses would have been approximately $5.0 million or 9.8% of revenues for the three months ended April 30, 1996.

     Interest Income. Interest income increased from $5,000 in fiscal 1996 to $217,000 in fiscal 1997 due to earnings on short term investments made with certain of the proceeds from the Company's initial public offering.

     Provision for Income Taxes. The effective income tax rate remained constant at 40% of pre tax income.

NINE MONTHS ENDED APRIL 30, 1997 COMPARED TO NINE MONTHS ENDED APRIL 30, 1996

     Revenues. The Company's revenues decreased $1.4 million or 1.0% from $141.3 million for the nine months ended April 30, 1996 to $139.8 million for the nine months ended April 30, 1997 due to somewhat softer demand for personal computers and peripherals as well as lower revenue from the Company's major customer.

     Gross Profit. Gross profit increased $470,000 or 2.4% from $19.4 million for the first nine months of fiscal 1996 to $19.9 million for the most recent fiscal nine months. As a percentage of revenues, gross profit increased from 13.8% to 14.2%. The increase in gross profit percentage is primarily due to changes in product mix. Competitive pressures, changes in the types of products or services sold and product availability result in fluctuations in gross profit from period to period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $157,000 or 1.0% from $15.3 million in the first nine months of fiscal 1996 to $15.5 million in the first nine months of fiscal 1997. This increase is principally a result of higher payroll and related costs due to the hiring of additional technical and administrative staff in support of the Company's strategy to increase its value-added services revenue partially offset by lower officers' salaries and rents paid to related parties. In addition, the Company incurred higher insurance, depreciation and professional fees during the current period. Giving pro forma effect to the changes in officers compensation and rents to related parties, described above and under General, the pro forma selling, general and administrative expenses would have been $14.3 million or 10.1% of revenues for the nine months ended April 30, 1996.

     Interest Income. Interest income increased from $15,000 for the first nine months of fiscal 1996 to $344,000 for the first nine months of fiscal 1997 due to the earnings on the short term investments made with certain of the proceeds from the Company's initial public offering.

     Provision for Income Taxes. The effective income tax rate increased slightly from 40% for the nine months ended April 30, 1996 to 41% for the nine months ended April 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of financing have been internally generated working capital from profitable operations and a line of credit from a financial institution.

     For the nine months ended April 30, 1997, cash provided by operating activities was $2.0 million consisting primarily of net income offset by increases in accounts receivable and inventory net of an increase in accounts payable and accrued expenses. The Company's accounts receivable and accounts payable and accrued expenses balances as well as its investment in inventory can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, the Company's experience is that increases in accounts receivable, inventory and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels. In addition, during the nine months ended April 30, 1997 the Company used approximately $900,000 for capital expenditures, $1.9 million (net of cash acquired) for the purchase of Electrograph Systems, Inc. and $2.9 million for the purchase of marketable securities and generated $13.5 million in cash from financing activities primarily from the net proceeds of the Offering ($20.4 million) partially offset by the net repayments of bank debt ($6.5 million).

     The Company and a subsidiary have available lines of credit with a financial institution in the aggregate amount of $13.5 million. All amounts outstanding under this line at the completion of the Offering were repaid by the Company with the proceeds from the Offering described below. At April 30, 1997, a subsidiary of the Company has $1.3 million outstanding under its line of credit.

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

     The Company believes that its current balances in cash and cash equivalents and marketable securities, expected cash flows from operations and available borrowings under the line of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 1998. The Company has entered into commitments for the renovation and expansion of certain of its sales and service facilities as well as for the acquisition of a new internal telecommunications system. The aggregate commitment for these projects is approximately $1.0 million which will be paid out of the Company's available cash balances. The Company currently has no other material commitments for capital expenditures. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory and the purchase of equipment and expansion of facilities as well as the possible opening of new offices and potential acquisitions.



PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

     On March 28, 1997 a complaint was filed by plaintiff Vincent Manguard in the United States District Court for the Eastern District of New York against the Company, its President and Chief Executive Officer, its Executive Vice President and Secretary, and its Chief Financial Officer. The plaintiff claims to have purchased shares in the Company's Offering and purports to sue on his own behalf and on behalf of a class of persons who purchased the Company's common stock either pursuant to the Offering or in the period November 26, 1996 through February 13, 1997. The Complaint asserts that the Company and the individual defendants made false or misleading statements and omissions in connection with the Offering in violation of Sections 11, 12(a)(2) and 15 of the federal Securities Act of 1933, and seeks damages on behalf of the putative class in an unspecified amount and/or rescission, together with costs and expenses of litigation.

     The Company believes that the allegations in the complaint are entirely without merit and intends vigorously to defend this matter.



Item 6.       Exhibits and Reports

(a)    Exhibits

       Exhibit No.           Description

       10.10 Asset Purchase Agreement among Electrograph Systems, Inc., Bitwise Designs, Inc. and Electrograph Acquisition, Inc., Manchester Equipment Co., Inc., April 15, 1997

       27       Financial Data Schedule


(b)    Reports on Form 8-K

       None

                         MANCHESTER EQUIPMENT CO., INC.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MANCHESTER EQUIPMENT CO., INC.
                                                   (Registrant)



DATE:  June 12, 1997                        /s/ Barry Steinberg
                                              ----------------------
                                                  Barry Steinberg
                                           President and Chief Executive Officer



DATE:  June 12, 1997                        /s/ Joseph Looney
                                           -----------------
                                               Joseph Looney
                                           Chief Financial Officer