Form 10-K
period 1997-07-31
MANCHESTER EQUIPMENT CO INC
filed 1997-10-28
CIK 1023876

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

x        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-
         EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 1997

                                      OR

- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


                         Commission File Number 0-21695

                         MANCHESTER EQUIPMENT CO., INC.
             (Exact name of Registrant as specified in its charter)

              New York                                   11-2312854
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                            I. D. Number)

            160 Oser Avenue                                  11788
           Hauppauge, New York                              (Zip Code)
    Address of principal executive offices)

       Registrant's telephone number, including area code: (516) 435-1199

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                               ------------------

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES __X__ NO _____

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 21, 1997 was $15,194,231 (3,241,436 shares at a closing sale price of $4.6875).

As of October 21, 1997, 8,525,000 shares of Common Stock ($.01 par value) of the Registrant were issued and outstanding.

                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

                         MANCHESTER EQUIPMENT CO., INC.

                                    FORM 10-K
                            YEAR ENDED JULY 31, 1997
                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
  Part I

Item 1.    Business                                                           3
Item 2.    Properties                                                        10
Item 3.    Legal Proceedings                                                 11
Item 4.    Submission of Matters to a Vote of Security Holders               11

   Part II

Item 5     Market for the  Registrant's  Common Stock and Related  Stockholder
           Matters                                                           11
Item 6.    Selected  Financial  Data                                         12
Item 7.    Management's  Discussion  and  Analysis of  Financial
           Condition and Results of Operations                               13
Item 8.    Financial Statements and Supplementary Data                       16
Item 9.    Disagreements on Accounting and Financial Disclosures             16

  Part III

Item 10.   Directors and Executive Officers of the Registrant                17
Item 11.   Executive Compensation                                            18
Item 12.   Security Ownership of Certain Beneficial Owners and Management    20
Item 13.   Certain Relationships and Transactions                            20

  Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K   22

Signatures Chief Executive Officer, Chief Financial Officer, and Directors   40

                                     PART I

This Report contains certain forward-looking statements that are based on current expectations. The actual results of Manchester Equipment Co., Inc. (the "Company") may differ materially from the results discussed herein as a result of a number of unknown factors. Such factors include, but are not limited to , there being no assurance that the acquisition of Electrograph Systems, Inc. will continue to add to the Company's profitability, the Company will be successful in its efforts to focus on value-added services, the Company will be successful in attracting and retaining highly skilled technical personnel and sales representatives necessary to implement the Company's growth strategies, the Company will be adversely affected by continued intense competition in the computer industry, a lack of product availability or deterioration in relationships with manufacturers, or a loss or decline in sales to any of its major customers. See "Products" and "Competition" in Part I, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report for a discussion of important factors that could affect the validity of any forward looking statements.

ITEM 1. Business


General

         Manchester Equipment Co., Inc. ("Manchester" or the "Company") is a systems integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. The Company offers its customers single-source solutions customized to their information systems needs by combining value-added services with hardware, software, networking products and peripherals from leading vendors. Over the past 20 years, the Company has forged long-standing relationships with both customers and suppliers and capitalized on the rapid developments in the computer industry, including the shift toward client/server-based platforms.

         Manchester's marketing focus is on mid- to large-sized companies, which have become increasingly dependent upon complex information systems in an effort to gain competitive advantages. While many of these companies have the financial resources to make the required capital investments in information systems, often they do not have the necessary information technology personnel to design, install or maintain complex systems or to incorporate the continuously evolving technologies. As a result, these companies are turning to independent third parties to procure, design, install, maintain and upgrade their information systems.

         The Company offers its customers a variety of value-added services, such as consulting, integration and support services, together with a broad range of computer and networking products from leading vendors. Consulting services include systems design, performance analysis, and migration planning. Integration services include product procurement, configuration, testing and systems installation and implementation. Support services include network management, "help-desk" support, and enhancement, maintenance and repair of computer systems. Most of the Company's revenues are derived from sales to customers located in the New York Metropolitan area, with approximately 90% of the Company's revenues being generated from its Long Island and New York City offices.

         The Company was incorporated in New York in 1973 and has three active wholly-owned subsidiaries; Manchester International, Ltd., a New York corporation which sells computer hardware, software and networking products to resellers domestically and internationally; Mantech Computer Services, Inc. a New York corporation which identifies and provides temporary information technology positions and solutions for commercial customers; and Electrograph Systems, Inc. a New York corporation which distributes microcomputer peripherals throughout the United States.

Industry

         Businesses have become increasingly dependent upon complex information systems in an effort to gain competitive advantages or to maintain competitive positions. Computer technology and related products are continuously evolving, making predecessor technologies or products obsolete within a few years or, in some cases, within months. The constant changes in hardware and software and the competitive pressure to upgrade existing products create significant challenges to companies.

         Over the last several years, the increase in performance of personal computers, the development of a variety of effective business productivity software programs and the ability to interconnect personal computers in high speed networks have led to an industry shift away from mainframe computer systems to client/server systems based on personal computer technology. In such systems, the client computer, in addition to its stand-alone capabilities, is able to obtain resources from a central server or servers. Accordingly, personal computers may share everything from data files to printers. Recently, networked applications such as electronic mail and work group productivity software, coupled with widespread acceptance of Internet technologies, have led companies to implement corporate intranets (networks that enable end-users (e.g., employees) to share information). The use of a corporate intranet allows a company to warehouse valuable information, which may be "mined" or accessed by employees or other authorized users through readily available Internet tools such as Web browsers and other graphical user interfaces.

         With these advances in information systems and networking, many companies are reengineering their businesses using these technologies to enhance their revenues and productivity. However, as the design of information systems has become more complex to accommodate the proliferating network applications, the configuration, selection and integration of the necessary hardware and software products have become increasingly more difficult and complicated. While many companies have the financial resources to make the required capital investments, they often do not have the necessary information technology personnel to design, install or maintain complex systems and may not be able to provide appropriate or sufficient funding or internal management for the maintenance of their information systems. As a result, such companies are increasingly turning to independent third parties to procure, design, install, maintain and upgrade their information systems. By utilizing the services of such third parties, companies are able to acquire state-of-the-art equipment and expertise on a cost-effective basis.

The Manchester Solution

         Manchester offers its customers single-source solutions customized to their information systems needs. The Manchester solution includes a variety of value-added services, including consulting, integration, network management, "help-desk" support, and enhancement, maintenance and repair of computer systems, together with a broad range of computer and networking products from leading vendors. Manchester believes it provides state-of-the-art, cost-effective information systems designed to meet its customers' particular needs.

         As a result of the Company's long-standing relationships with certain suppliers and its large volume purchases, the Company is often able to obtain significant purchase discounts which can result in cost-savings for its customers. Manchester's relationships with its suppliers, its inventory management system and industry knowledge generally enable it to procure desired products on a timely basis and therefore to offer its customers timely product delivery.

Strategy

         The key elements of the Company's strategy include:

         Emphasizing Value-added Services. Value-added services, such as consulting, integration and support services, generally provide higher profit margins than computer hardware sales. The Company has increased its focus on providing these services through a number of key strategies. The Company has and continues to recruit additional technical personnel with broad-based knowledge in systems design and specialized knowledge in different areas of systems integration, including application software, inter-networking (including bridges, routers and switches), database design and management. The Company actively promotes the benefits of corporate intranets and has introduced additional services, including remote network management services and fee-based "help desk" services. The remote network management system consists of dedicated servers and software located at the Company's Long Island headquarters. This system allows the Company's specially trained engineers to solve their customers' network systems problems from the Company's facilities. The fee-based "help desk" services are available for end-users, regardless of whether they purchase products or other services from the Company.

         Increasing Marketing Focus on Companies Outside the Fortune 500. Manchester has decided to increase its marketing focus on those companies outside the Fortune 500 in order to increase its value-added services revenue. Manchester's experience is that companies are increasingly looking to third parties to provide a complete solution to their information systems needs from both a service and product standpoint. Such companies often do not have the necessary information technology personnel to procure, design, install or maintain complex systems or to incorporate continuously evolving technologies. Manchester believes that it can provide these companies with solutions to their information systems requirements by providing a variety of value-added services together with a broad range of computer and networking products.

         Introducing an Electronic Ordering System. Manchester has implemented an electronic ordering system. This ordering system enables participating customers to access the Company via the Internet, review various products, systems and services offered by the Company and place their orders on-line. Customers will also be able to obtain immediate customized information regarding products, systems and services that meet their specific requirements. The ordering system produces a matrix of alternative fully compatible packages, together with their availability and related costs, based on parameters indicated by the customer. Customers are not be granted access to this system without prior credit clearance.

         Increasing Sales Force Productivity. Manchester is addressing a variety of strategies to increase sales force productivity. The Company is implementing an electronic sales information system utilizing similar technology to the electronic ordering system described above. The electronic sales information system will allow the Company's sales representatives to obtain immediate
                                       4
customized information regarding products and services that meet the specific system requirements of customers and the availability and related costs of such products and services. The Company believes that this system will increase the productivity of its sales representatives by enabling them to offer rapid and comprehensive solutions to their customers' needs while reducing the possibility of returns based on incompatible products.

         Manchester also has upgraded its internal telecommunications system. Through this enhanced system, installed in August, 1997, the Company intends to institute a system whereby telephone calls can be automatically placed to a targeted list of existing or potential customers and, upon connection, routed automatically to available sales representatives with on-screen information containing product and service data for current customers and market demographic data for potential customers. The system also has the capability to route automatically in-coming calls to available sales representatives in response to a caller's answers to automated queries.

         The Company provides training of its sales representatives in matters relating to value-added services, such as consulting and integration services. To facilitate such training, the Company constructed a dedicated training facility located in one of its existing offices in Long Island.

         Expanding New York Metropolitan Area Presence. The Company believes that it has a strong presence and wide name recognition in the New York Metropolitan area, where there is a growing corporate demand for computer products and services. Manchester is seeking to expand its presence in this area by enlarging its New York City office and increasing the sales and service capabilities of such office, and expanding its sales, service and training capabilities at its Long Island headquarters. The Company believes that these steps will enable it to capture a greater percentage of the New York Metropolitan area market. In fiscal 1997, the Company entered into a lease for new office space in New York City which is approximately double the size of the existing space.
Occupancy of the new space is anticipated in November 1997.

         Expanding into Additional Business Centers. The Company has regional offices in Newton, Massachusetts and Boca Raton and Tampa, Florida, from which it derived approximately 10% of its revenues for the fiscal year ended July 31, 1997. The Company intends to continue to expand geographically into growing business centers in the eastern half of the United States. It is anticipated that each office would have the capability to perform a broad array of services as well as engage in product sales.

Services and Products

         The Company offers customized single-source solutions to its customers' information systems requirements, including consulting, integration and support services, together with a broad range of computer and networking products from a variety of leading vendors. The Company provides its services through a skilled staff of engineers who are trained and certified in leading products and technology, including Microsoft Windows NT, Novell NetWare and Cisco Systems routers and switches.

         Services. The Company's services include consulting, integration and support services.

         Consulting. The Company's staff of senior systems engineers provides consulting services consisting of systems design, performance and security analysis and migration planning services.

         Systems design services include network, communications, applications and custom solutions design. Network design services involve analysis of a customer's overall network needs, including access to the Internet; communications design services involve analysis and creation of enterprise-wide networks, including corporate intranets; applications design services include creation of relational databases meeting customers' specific business requirements; and custom solutions design services include design of storage systems, remote access systems and document retention through scanning technology.

         Performance analysis involves analyzing a customer's information systems to assess potential points of failure, to determine where performance could be increased and to prepare for change and growth. This service includes the evaluation of applications and their interaction with the network in order to maximize existing computer resources. Through this evaluation process, which includes a detailed report to the end-user, a plan for the optimization of the customer's existing system is created, as well as recommendations for enhancements and future systems.

         Security analysis involves working with customers to develop security policies covering network security, as well as risk analysis. After a policy is developed, a security strategy is planned and deployed using a variety of tools, including physical firewalls, packet filtering, encryption and user authentication.

         Migration planning involves the performance of a detailed assessment of existing mission critical systems, followed by an analysis of the end-user's future requirements. Working closely with the customer, Manchester's consultants develop a migration strategy using a defined project plan that encompasses skills transfer and training, checking for data integrity, project management and consolidation and reallocation of resources. The primary objective of this service is to rapidly move the customer from a slow or expensive system to a newer, more efficient and cost-effective solution.

     Integration.    Integration    services   include   product    procurement,
configuration, testing, installation and implementation.

         The Company maintains a sophisticated systems build and test area, adjacent to its warehousing facilities, where computer systems are configured and tested through the use of automated systems. Manchester manages the installation and implementation of its customers' information systems, and provides critical path analysis, vendor management and facility management services. Critical path analysis involves the management and coordination of the various hardware and software networking components of a systems design project. The Company's engineers prepare reports setting forth coordinated timetables with respect to installing and integrating the customer's information systems. Vendor management includes interfacing with the suppliers of computer products in installing a project; facility management involves management of the labor aspects of a project, including supervision of electricians and other tradesmen.

         Support.  The  Company  offers  support  services  for  its  customers'
existing   information  systems,   including  network  management,   "help-desk"
services, and enhancement, maintenance and repair.

         Network management consists of managing the compatibility of, and communication between, the various components comprising a customer's information system. The increased expense associated with the ownership of information systems has encouraged customers to outsource the management of computer networks, including local area networks ("LANs") and wide area networks ("WANs"). Currently, the Company's engineers provide network management services on site at customers' facilities.

         "Help-desk" services consist of providing customers with telephone support. In addition, the Company's service call management system, which the Company is in the process of enhancing, will enable the Company's "help-desk" technicians to access an archive of prior service calls concerning similar problems and their solutions, resulting in a more efficient response to customers' calls.

         Enhancement, maintenance and repair services range from broad on-site coverage to less expensive, basic maintenance and repair of itemized hardware or software, as well as enhancements such as upgrades of existing systems. Field representatives are equipped with notebook computers to facilitate the exchange of information with both the information systems at the Company's headquarters and with technical databases available on the Internet. The Company maintains a laboratory at its Long Island facilities where the Company prototypes customer problems for quicker solutions without jeopardizing customers' information systems.

     Products. Manchester offers a wide variety of personal computer and networking products and peripherals, including:

         Bridges and Routers                        Servers
         Desktop Computers                          Software
         Internet Access Products                   Storage Subsystems
         Modems                                     Switches
         Monitors                                   Supplies and Accessories
         Network Equipment                          Teleconferencing Equipment
         Notebook Computers                         Terminals
         Printers                                   Wireless Products
         Scanners                                   Workstations

         The Company has long-standing relationships with many manufacturers, which the Company believes assists it in procuring desired products on a timely basis and on desirable financial terms. The Company sells products from most major manufacturers, including:

      AST Research, Inc.                   Motorola, Inc..
      Bay Networks, Inc.                   NEC Technologies, Inc.
      Cisco Systems, Inc.                  Novell, Inc.
      Compaq Computer Corporation          Philips Electronics N.V.
      Epson America, Inc.                  Seagate Technology, Inc.
      Hayes Microcomputer Products, Inc.   Standard Microsystems Corporation
      Hewlett-Packard Company              Texas Instruments Inc.
      Intel Corporation                    3Com Corp.
      Microsoft Corporation                Toshiba America Information Systems,
                                           Inc.


     For the fiscal years ended July 31, 1997, 1996 and 1995, sales by the Company of products manufactured by Toshiba, Hewlett-Packard, NEC and Compaq collectively comprised approximately 56%, 53% and 52%, respectively, of the Company's revenues. In these fiscal years, sales of products manufactured by Toshiba accounted for approximately 26%, 23% and 24%, respectively, of the Company's revenues, substantially all of which were sales of notebook computers and related accessories. The total dollar volume of products purchased directly from manufacturers, as opposed to distributors or resellers, was approximately $103 million, $117 million and $118 million for the fiscal years ended July 31, 1997, 1996 and 1995, respectively, and as a percentage of total cost of products sold was approximately 64%, 72% and 82%, respectively.

     The Company has entered into agreements with its principal suppliers that include provisions providing for periodic renewals and permitting termination by the vendor without cause, generally upon 30 to 90 days written notice, depending upon the vendor. Toshiba, Hewlett-Packard, NEC and Compaq have regularly renewed their respective agreements with the Company, although there can be no assurance that the regular renewal of the Company's dealer agreements will continue. The termination, or non-renewal, of any or all of these dealer agreements would materially adversely affect the Company's business. The Company, however, is not aware of any reason for the termination, or non-renewal, of any of those dealer agreements and believes that its relationships with Toshiba, Hewlett-Packard, NEC and Compaq are satisfactory.

         The Company is dependent upon the continued supply of products from its suppliers, particularly Toshiba, Hewlett-Packard, NEC and Compaq. Historically certain suppliers occasionally experience shortages of select product that render components unavailable or necessitate product allocations among resellers. While certain shortages existed throughout fiscal 1997, the Company believes that product availability issues are as a result of the present dynamics of the personal computer industry as a whole, which include high customer product demand, shortened product life cycles and increased frequency of new product introductions into the marketplace. While there can be no assurance that product unavailability or product allocation, or both, will not increase in fiscal 1998, the impact of such an interruption is not expected to be unduly troublesome due to the breadth of alternative product lines available to the Company.

         The Company seeks to obtain volume discounts for large customer orders directly from manufacturers and through aggregators and distributors.

Customers

         The Company believes that it benefits from its long-standing relationships with many of its customers, providing opportunities for continued sales and services. Manchester believes that its broad range of capabilities with respect to both products and services is attractive to companies of all sizes. Although Manchester is planning to target companies outside the Fortune 500 as one part of its strategy, it has sold, and anticipates that it will continue to sell, to some of the largest companies in the United States. For the fiscal years ended July 31, 1997, 1996 and 1995, approximately 15%, 16% and 22% of the Company's total revenues, respectively, were derived from United Parcel Service of America, Inc. Some of the Company's other significant commercial customers currently include Barnes & Noble Inc., Cabletron Systems Inc., J&R Music World, National Broadcasting Company Inc., Sterling Doubleday Enterprises (New York Mets), Pfizer Inc., Reuters America Inc., SONY Theaters, Time Warner Inc., United Nations International Children's Emergency Fund and the United States Merchant Marine Academy.

         The Company's return policy generally allows customers to return hardware and unopened software, without restocking charges, within 30 days of the original invoice date, subject to advance approval and certain other conditions.

         The Company grants credit to customers meeting specified criteria and maintains a centralized credit department that reviews credit applications. Accounts are regularly monitored for collectibility and appropriate action is taken upon indication of risk.

Sales and Marketing

         The Company's sales are generated primarily by its 65 person sales force. These sales representatives generally are responsible for meeting all of their customers' product and service needs and are supervised by sales managers with significant industry experience. The sales managers are responsible for overseeing sales representative training, establishing sales objectives and monitoring account management principles and procedures. Sales representatives attend seminars conducted by manufacturers' representatives at the Company's facilities, at which the Company's new and existing product and service offerings are discussed.

         The Company's sales representatives are assisted by technical personnel who support and supplement the sales efforts. The responsibilities of technical support personnel include answering preliminary inquiries from customers regarding systems design, and on-site visits to customers' facilities. At customers' facilities, the technical personnel gather information necessary to assist customers in making informed decisions regarding their information systems. Such data include the nature of the customer's current information systems, the existing hardware and networking environment, the customer's level of expertise and its applications needs.

         Manchester believes that its name is widely recognized for high quality, competitively priced products and services. The Company promotes name recognition and the sale of its products and services through regional business directories, trade magazine advertisements, radio advertisements, direct mailings to customers and participation in computer trade shows and special events. The Company advertises at numerous sporting events in the New York metropolitan region, including full page four-color advertisements in yearbooks and/or program guides for sports teams such as the New York Mets, the New York Knicks and the New York Rangers. The Company also promotes interest in its products and services through its website on the Internet, and has expanded its website information to provide an electronic catalog of its products and services. Several manufacturers offer market development funds, cooperative advertising and other promotional programs, on which the Company relies for many of its advertising and promotional campaigns.

        Sales force training is an integral part of the Company's strategy to increase its focus on providing value-added services. As client/server-based systems, applications and network capabilities grow in complexity, the need for technically knowledgeable sales personnel becomes critical to the sale of value-added services. Accordingly, the Company has expanded its training capabilities at one of its Long Island facilities to conduct seminars for sales representatives. The seminars address such topics as general developments in the computer industry, systems integration services and the Company's management information systems. The Company utilizes its technical personnel to conduct such seminars and may hire additional dedicated trainers as needed.

Management Information Systems

         The Company currently uses an IBM AS/400 integrated management information system, which is an on-line system enabling instantaneous access. The Company maintains a proprietary inventory management system on its computer system pursuant to which product purchases and sales are continually tracked and analyzed. The Company's computer system is also used for accounting, billing and invoicing.

         The Company's information system assists management in maintaining controls over the Company's inventory and receivables. Manchester's average inventory turnover was 17, 18 and 16 times for the fiscal years ended July 31, 1997, 1996 and 1995, respectively, and Manchester experienced bad debt expense of less than .3% of revenues in each of these years.

         During the fiscal year ended July 31, 1997, the Company invested in its management information systems, including upgrading and expanding the IBM AS/400 system, implementing a client/server-based management system to track services rendered for customers, and upgrading servers and network infrastructures for its headquarters. The Company utilizes experienced in-house technical personnel, assisted by the Company's senior engineers, to upgrade and integrate additional functions into the Company's management information systems.

Competition

         The computer industry is characterized by intense competition primarily in the area of price, product availability and breadth of product line. The Company directly competes with local, regional and national systems integrators, value-added resellers and distributors as well as with certain computer manufacturers that market through direct sales forces. While the Company's competitors vary depending upon the particular market, some of the national and regional competitors of the Company include Alphanet Solutions, Inc., CompuCom Systems, Inc., Dataflex Corporation, Entex Information Services, Inc., Pomeroy Computer Resources, Inc., and Vanstar Corporation. The computer industry has recently experienced a significant amount of consolidation through mergers and acquisitions, and manufacturers of personal computers may increase competition by offering a range of services in addition to their current product and service offerings. In the future, the Company may face further competition from new market entrants and possible alliances between existing competitors. Some of the Company's competitors have, or may have, greater financial, marketing and other resources, and may offer a broader range of products and services, than the Company. As a result, they may be able to respond more quickly to new or emerging technologies or changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing or devote greater resources to the promotion of their products and services.

     The Company's ability to compete successfully depends on a number of factors such as breadth of product and service offerings, sales and marketing efforts, product and service pricing, and quality and reliability of services. In addition, product margins may decline due to pricing to win new business and increasing pricing pressures from competition. The Company believes that gross margins will continue to be reactive to industry-wide changes. Future profitability will depend on the Company's ability to increase focus on providing technical service and support to customers, competition, manufacturer pricing strategies, as well as the Company's control of operating expenses, product availability, and effective utilization of vendor programs. It will also depend on the ability to attract and retain quality service personnel and sales representatives while effectively managing the utilization of such personnel and representatives. There can be no assurance that the Company will be able to attract and retain such skilled personnel and representatives. The loss of a significant number of the Company's existing technical personnel or sales representatives or difficulty in hiring or retaining additional technical personnel or sales representatives or reclassification of the Company's sales representatives as employees could have a material adverse effect on the Company's business, results of operations and financial condition.

Recent Acquisition

         On April 25, 1997, the Company, through a newly formed wholly-owned subsidiary, acquired substantially all of the assets and assumed certain liabilities of Electrograph Systems, Inc. ("Electrograph"). Electrograph is a specialized distributor of microcomputer peripherals, throughout the United States. The purchase price and transaction costs aggregated approximately $2.6 million. The major categories of products presently distributed by Electrograph include printers and monitors. Electrograph does not stock significant amounts of inventory relative to the number of different products it carries. Most products are stocked to provide a 30-day supply.

     Electrograph provides technical assistance to customers through its Hauppauge, New York office. Electrograph will ship returns of defective products to the manufacturer or to an authorized repair center. Returns have historically been approximately 3% of revenue. The Company does not believe that such a breakdown or the dollar amounts of product returns is material, however, as substantially all of these costs are reimbursed to Electrograph by its suppliersthrough credits and replacements, and also through restocking charges and resale. As a result, Electrograph's costs charged to operations for such returns have been minimal.

     Products are selected by Electrograph to minimize competition among suppliers' products while maintaining some overlap to provide protection against product shortages and discontinuations and to provide different price points for certain items. Management believes Electrograph's relationships with its suppliers are enhanced by providing feedback to suppliers on products, advising suppliers of customer preferences, working with suppliers to develop marketing programs, and offering suppliers the opportunity to provide seminars for Electrograph's customers.

         Like most of its competitors, Electrograph distributes products for manufacturers throughout the United States on a non-exclusive basis without geographic restrictions. Electrograph has supplier agreements with many of its suppliers which it believes are in a form customarily used by each manufacturer. These agreements usually contain provisions which allow termination without cause, by the supplier generally upon 30 to 60 days notice.

         None of Electrograph's material supplier agreements require the sale of specified quantities of products or restrict Electrograph from selling similar products manufactured by competitors. Electrograph, therefore, has the ability to terminate or curtail sales of one product line in favor of another product line as a result of technological change, pricing considerations, customer demand or supplier distribution policy.
Electrograph has never been terminated by any of its suppliers.

         Most of Electrograph's major suppliers provide price protection, by way of credits, against price reductions by the supplier between the time of the initial sale to Electrograph and the subsequent sale by Electrograph to its customer. Additionally, most of Electrograph's suppliers accept defective merchandise returned within 12 to 15 months after shipment to Electrograph. Some suppliers permit Electrograph to rotate its inventory by returning slow moving inventory for other inventory. Credits, refunds or other payments to which Electrograph was entitled by reason of price protection, advertising allowances, stock rotations and refunds for defective merchandise totaled approximately 1% of revenue for fiscal 1997.

         While Electrograph distributes products of more than 15 suppliers, approximately 48% of Electrograph's revenue in fiscal 1997 was derived from products manufactured by Mitsubishi, Electrograph's largest supplier.

         Electrograph's distribution operations are currently conducted from two distribution centers in Hauppauge, New York and Long Beach, California.
Electrograph also maintains sales offices in Baltimore, Maryland, Northville, New York and Long Beach, California.

         Credit is extended in most circumstances, and is generally limited to 30-day payment terms.

Employees

         At August 31, 1997, the Company had 263 full-time employees consisting of 23 sales representatives, 26 management personnel, 50 technical personnel and 123 distribution and clerical personnel. In addition, at August 31, 1997, the Company had 36 independent sales representatives. The Company is not a party to any collective bargaining agreements and believes its relations with its employees are good.

Intellectual Property

         The Company owns one federally registered service mark with respect to its name and logo. Most of the Company's various dealer agreements permit the Company to refer to itself as an "authorized dealer" of the products of those manufacturers and to use their trademarks and trade names for marketing purposes. The Company considers the use of these trademarks and trade names in its marketing to be important to its business.
                                       9

ITEM 2. Properties

Properties

         The Company and Electrograph currently have nine sales branches nationwide including the corporate headquarters located in Hauppauge, New York. The following table identifies the principal leased facilities.

                                                    Approximate
                                                  Square Footage             Lease
Facility          Location                     Office      Warehouse      Expiration Date
--------          --------                     ------      ---------        ---------------
Corporate         160 Oser Avenue(1)
Headquarters      Hauppauge, NY                30,000           -        July 2000

Warehouse and     40 and 50 Marcus Blvd.(1)                              October 2005 - 40
Service Center    Hauppauge, NY                20,000      43,000        January 1998 - 50


Warehouse         125 Marcus Blvd.                  -      5,000         June 1998
                  Hauppauge, NY

Office            684 Broadway(1)
                  Massapequa, NY                  500         -           Month to month

New York City     469 Seventh Avenue(2)
Sales office      New York, NY                 13,000                     January 1999

                  352 Seventh Avenue Fl 12A     7,000          -          July 1999
                  New York, NY

Boca Raton        902 Clint Moore Road
Sales Office      Boca Raton, FL               2,500          -           July 1998

Boston            25-27 Christina Street(2)    3,000          -           October 2002
Sales office      Newton, MA

Tampa             6304 Benjamin Road
Sales office      Tampa, FL                    1,200          -           December 1997

Electrograph      175 Commerce Drive
Corporate HQ      Hauppauge, NY                5,000      5,000           June 2002

Baltimore         57 W. Timonium Rd.             650         -            Month to month
Sales Office      Timonium, MD

(1) Leased from entities controlled by or affiliated with certain of the Company's executive officers, directors and principal shareholders. Effective with the consummation of the Company's initial public offering in November 1996, the leases with related parties were amended to provide terms comparable to those that could be obtained from independent third parties.

(2) Lease signed during fiscal 1997, occupancy expected in the first quarter of fiscal 1998.

ITEM 3. Legal Proceedings

On March 28, 1997 a complaint was filed by plaintiff Vincent Manngard in the United States District Court for the Eastern District of New York against the Company, its President and Chief Executive Officer, its Executive Vice President and Secretary, and its Chief Financial Officer. The plaintiff claims to have purchased shares in the Company's Offering and purports to sue on his own behalf and on behalf of a class of persons who purchased the Company's common stock either pursuant to the Offering or in the period from November 26, 1996 through February 13, 1997. The Complaint asserts that the Company and the individual defendants made false or misleading statements and omissions in connection with the Offering in violation of Section 11, 12(a)(2) and 15 of the federal Securities Act of 1933, and seeks damages on behalf of the putative class in an unspecified amount and/or rescission, together with costs and expenses of litigation. The Company believes that the allegations in the complaint are entirely without merit and intends vigorously to defend this matter.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based on advice from its legal counsel, the ultimate disposition of these matters will not have a material adverse effect.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended July 31, 1997.

                                                     PART II

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

The Company's Common Stock commenced trading on November 26, 1996 at $10.00 and is traded on the Nasdaq National Market under the symbol MANC. The following table sets forth the quarterly high and low sale prices for the Common Stock as reported by the Nasdaq National Market.

          Fiscal Year 1997                                 High        Low
                                                           ----        ---
          Second Quarter (starting November 26, 1996)      10-1/2     6-1/4
          Third Quarter                                     7         3-1/4
          Fourth Quarter                                    4-1/2     3-3/8

On October 21, 1997 the closing sale price for the Company's Common Stock was $4.6875 per share. As of October 21, 1997 there were 28 shareholders of record of the Company's Common Stock.

Manchester has never declared or paid any dividends to shareholders. At this time the Company intends to continue its policy of retaining earnings for the continued development and expansion of its business.

Report on Sale of Securities and Uses of Proceeds Therefrom

         Subsequent to the Company's initial public offering, effective November 25, 1996 (Registration No. 333-13345), and pursuant to the requirements of the Securities Act of 1993, as amended and then in effect, the Company filed an initial report on Form SR with the Securities and Exchange Commission on March 6, 1997.

         The following table sets forth the amount of direct or indirect payments to others from such effective date through July 31, 1997 which have changed since the most recently filed report on Form SR.

USE OF PROCEEDS                         DIRECT OR INDIRECT  PAYMENTS TO OTHERS
Construction  of plant, building
 and  facilities                         $ 250,000
Purchase and installation
 of machinery and equipment              $ 500,000
Acquisition of other business(es)       $2,600,000
Working capital                         $9,361,493

                                       11

ITEM 6.  Selected Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA
               (in thousands, except share and per share amounts)

         The selected consolidated financial data presented below are derived from the audited consolidated financial statements of the Company. The Consolidated Financial Statements as of July 31, 1997 and 1996 and for each of the years in the three-year period ended July 31, 1997 and the report thereon of KPMG Peat Marwick LLP, independent auditors, are included elsewhere in this Report. The data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                 Fiscal Year Ended July 31,
                                                --------------------------
                                  1997          1996           1995           1994        1993
                                  ----          ----           ----           ----        ----
Income Statement Data:
  Revenue                      $187,801      $ 189,659    $ 170,818      $ 137,361     $ 118,898
  Cost of revenue               161,186        163,128      146,323        117,377       101,046
                                -------      ---------    ---------      ---------     ---------
  Gross profit                   26,615         26,531       24,495         19,984        17,852
  Selling, general and
    administrative expenses      21,023         22,598       21,280         17,380        16,065
                                 ------      ---------    ---------      ---------     ---------
Income from operations            5,592          3,933        3,215          2,604         1,787
Interest and other income
  (expenses), net                   395           (365)        (392)          (172)           34
Provision for income taxes        2,450          1,430(1)     1,160          1,042           689
Cumulative effect of change in
  accounting for income taxes         -              -            -            386        _____-
                                -------       --------     --------      ---------             -
Net income                       $3,537      $   2,138(1) $   1,663      $   1,776     $   1,132
                                  =====      =========    =========      =========     =========
Net income per share              $0.45        $   .34(1)  $    .27      $     .28    $     .18
                                  ====       =========       =========    ========    =========
Weighted average shares of
  common stock outstanding    7,779,484      6,246,970    6,262,626      6,262,626     6,262,626
                              =========      =========    =========      =========     =========



                                                    July 31,
                                   1997      1996           1995            1994            1993
                                   ----      ----           ----            ----            ----

Balance Sheet Data:
  Working capital               $30,578      $ 9,841        $ 9,189        $ 7,701       $ 6,274
  Total assets                   58,208       37,761         31,635         25,879        22,002
  Short-term debt, including
    current maturities of
    capital lease obligation      1,637        6,952          5,600          5,400         2,200
  Capital lease obligation,
   excluding current maturities      77          175              -              -             -
  Redeemable common stock(2)          -        4,739          5,210          5,210         5,210
  Shareholders' equity           36,877        8,175          6,037          4,374         2,598

---------------------

(1) Pro forma provision for income taxes, pro forma net income and pro forma net income per share for the fiscal year ended July 31, 1996 would have been $2,835, $4,246 and $.68 per share, respectively, after giving effect to the assumed reduction of (i) $3,209 in officers' compensation payable to the Company's Chief Executive Officer, Executive Vice President and Chief Financial Officer to an aggregate of $1,125, exclusive of fringe benefits, to reflect (A) the annual compensation that the Company's Chief Executive Officer and Executive Vice President have agreed to receive without any diminished duties or responsibilities, and (B) the reduction from the amount of annual compensation paid to the former Chief Financial Officer to the annual compensation currently payable to the present Chief Financial Officer, net of applicable income taxes, and (ii) $304 in rent paid to related parties to amounts stipulated in current leases, net of applicable income taxes. See "Management" and "Certain Transactions."

(2) Represents the aggregate amounts payable by the Company to redeem shares of common stock under the shareholder put right and shareholders' agreements between the Company and certain shareholders. See Note 12 of notes to the consolidated financial statements.

ITEM 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto appearing elsewhere in this Report. The following discussion contains certain forward-looking statements within the meaning of Securities Act of 1933 as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in those forward-looking statements. These risks and uncertainties include, but are not limited to those set forth below and the risk factors described in the Company's prospectus dated November 25, 1996.

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

         As a result of intense price competition within the computer industry as well as other industry conditions, the Company has experienced increasing pressure on per unit prices as well as on its gross profit and operating margins with respect to the sale of products. Manchester's strategy includes increasing its focus on providing value-added services with operating margins that are higher than those obtained with respect to the sale of products. The Company's future performance will depend in part on its ability to manage successfully a continuing shift in its operations towards value-added services.

         The Company directly competes with local, regional and national systems integrators, value-added resellers ("VARs") and distributors as well as with certain computer manufacturers that market through direct sales forces. In the future, the Company may face further competition from new market entrants and possible alliances between existing competitors. In addition, certain suppliers and manufacturers may choose to market products directly to end users through a direct sales force rather than or in addition to channel distribution. Some of the Company's competitors have, or may have, greater financial marketing and other resources, and may offer a broader range of products and services, than the Company. As a result, they may be able to respond more quickly to new or emerging technologies or changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing or devote greater resources to the promotion of their products and services. There can be no assurance that the Company will be able to compete successfully in the future with these or other current or potential future competitors.

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

         The Company's largest customer accounted for approximately 15%, 16% and 22% of the Company's revenues for the fiscal years ended July 31, 1997, 1996 and 1995, respectively, substantially all of which revenues were derived from the sale of hardware products. There can be no assurance that the Company will continue to derive substantial revenues from this customer.

         The Company's profitability has been enhanced by its ability to obtain volume discounts from certain manufacturers, which has been dependent, in part, upon Manchester's ability to sell large quantities of products to computer resellers, including VARs. There can be no assurance that the Company will be able to continue to sell products to resellers and thereby obtain the desired discounts from manufacturers or that the Company will be able to increase sales to end-users to offset the need to rely upon sales to resellers.

         The markets for the Company's products and services are characterized by rapidly changing technology and frequent introductions of new hardware and software products and services, which render many existing products noncompetitive, less profitable or obsolete. The Company believes that its inventory controls have contributed to its ability to respond effectively to these technological changes. As of July 31, 1997, 1996 and 1995, inventories represented 17%, 24% and 30% of total assets, respectively. During these same fiscal years, the Company's average inventory turnover was 17, 18 and 16 times, respectively. The failure of the Company to anticipate technology trends or to continue to effectively manage its inventory could have a material adverse effect on the Company's business, results of operations and financial condition.

         The  Company   believes  its  controls  on  accounts   receivable  have
contributed  to its  profitability.  The Company's bad debt expense  represented
 .2%, .1% and .1% of total revenues for the fiscal years ended July 31, 1997, 1996 and 1995, respectively.

         The Company's quarterly revenue and operating results have varied significantly in the past and are expected to continue to do so in the future. Quarterly revenues and operating results generally fluctuate as a result of the demand for the Company's products and services, the introduction of new hardware and software technologies with improved features, the introduction of new services by the Company and its competitors, changes in the level of the Company's operating expenses, competitive conditions and economic conditions. In particular, the Company currently is increasing certain of its fixed operating expenses, including a significant increase in personnel, as part of its strategy to increase its focus on providing higher margin, value-added services. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year.

         As a result of the rapid changes which are taking place in computer and networking technologies, product life cycles are short. Accordingly, the Company's product offerings change constantly. Prices of products change with generally higher prices early in the life cycle of the product and lower prices near the end of the product's life cycle. The Company believes that the impact of price or volume changes of any particular product or products is not material to the Company's Consolidated Financial Statements.

         The Company's Chief Executive Officer has entered into an employment agreement with the Company under which he will receive $550,000 in compensation, exclusive of fringe benefits, for each of the fiscal years ending July 31, 1997 and 1998. In addition, the Company's Executive Vice President has agreed to receive base compensation, exclusive of fringe benefits, of $450,000 for the fiscal years ending July 31, 1997 and 1998. These officers have agreed that they will not be entitled to any bonuses for fiscal 1997 and that any bonus payable to either of these officers in fiscal 1998 will require the approval of a majority of the independent directors of the Company. The Company leases certain warehouses and offices from entities that are owned or controlled by the Company's majority shareholder. Each of the leases with related parties has been amended effective with the closing of the Company's initial public offering to reduce the rent payable under that lease to then current market rates.

Recent Acquisition

         On April 25, 1997, the Company, through a newly formed wholly-owned subsidiary, acquired substantially all of the assets and assumed certain liabilities of Electrograph Systems, Inc., a wholly owned subsidiary of Bitwise Designs, Inc. Electrograph is a specialized distributor of microcomputer peripherals, primarily in the eastern United States. The purchase price and transaction costs aggregated approximately $2.6 million. Included in the assumed liabilities of Electrograph was debt with balances of $1,274,000 in notes payable - bank and $264,000 in notes payable - other as of July 31, 1997.

         The acquisition has been accounted for as a purchase and the operating results of Electrograph are included in the consolidated statements of income from the date of acquisition. The acquisition resulted in goodwill of approximately $1,500,000 which is being amortized on the straight-line basis over 20 years.

Results of Operations

         The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of income expressed as a percentage of revenues.

                                                         Percentage of
                                                         Revenue for
                                                     the Year Ended July 31,
                                                 1997         1996       1995
                                                 ----         ----       ----

Revenue                                           100.0%       100.0%    100.0%
Cost of revenue                                    85.8         86.0      85.7
                                                   ----         ----     -----
Gross profit                                       14.2         14.0      14.3
Selling, general and administrative expenses       11.2         11.9      12.4
                                                   ----         ----     -----
Income from operations                              3.0          2.1       1.9
Interest and other income (expenses), net          .2          ( 0.2)    ( 0.2)
                                                   ----         -----     -----
Income before income taxes                          3.2          1.9       1.7
Provision for income taxes                          1.3          0.8       0.7
                                                    ---          ---       ---
Net income                                          1.9%         1.1%      1.0%
                                                    ===          ====      ====

Year Ended July 31, 1997 Compared to Year Ended July 31, 1996

         Revenue. The Company's revenue decreased $1.9 million or 1.0% from $189.7 million in fiscal 1996 to $187.8 in fiscal 1997. This decrease is due primarily to lower shipments to the Company's major customer as well as generally lower prices for personal computers, partially offset by increases in units shipped and $5.1 million of revenue from the Company's Electrograph subsidiary which was acquired on April 25, 1997.

         Gross Profit. Cost of revenues includes direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit increased by $84,000 or 0.3% from $26.5 million in fiscal 1996 to $26.6 million in fiscal 1997. Gross profit as a percentage of revenues increased from 14.0% in fiscal 1996 to 14.2% in fiscal 1997. The improvement in gross profit as a percentage of revenue reflects a more favorable product mix. Competitive pressures, changes in the types of products or services sold and product availability result in fluctuations in gross profit from period to period.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.6 million or 7.0% from $22.6 million in fiscal 1996 to $21.0 million in the most recent fiscal year. This decrease is primarily due to lower officer salaries and rents paid to related parties due to agreements that were entered into in connection with the Company's initial public offering, partially offset by higher salaries, legal expenses, bad debts and depreciation costs as well as additional operating expenses incurred as a result of the acquisition of Electrograph Systems, Inc. on April 25, 1997. Giving pro forma effect to the changes in officers' compensation and rents to related parties, described below and under General, the pro forma selling, general and administrative expenses would have been approximately $19.1 million or 10.1% of revenues for the year ended July 31, 1996.

         Interest Income. Interest income increased significantly in 1997 due to earnings on short term investments made with certain of the proceeds from the Company's initial public offering.

         Provision For Income Taxes. The effective tax rate increased slightly from 40.1% in fiscal 1996 to 40.9% in fiscal 1997.


Year Ended July 31, 1996 Compared to Year Ended July 31, 1995

         Revenue. The Company's revenue increased $18.8 million or 11.0% from $170.8 million in fiscal 1995 to $189.7 million in fiscal 1996 due to increased revenues from both new and existing customers. Many factors contributed to this increase, including new product introductions, special product purchases and volume and price changes with no one factor having a material effect on this increase.

         Gross Profit. Gross profit increased $2.0 million or 8.3% from $24.5 million in fiscal 1995 to $26.5 million in fiscal 1996 primarily as a result of the increase in revenue. Gross profit as a percentage of revenue decreased from 14.3% to 14.0%. The decrease in the gross profit percentage was due to changes in product mix as well as increased pricing pressures prevalent within the industry. Competitive pressures, changes in the types of products or services sold and product availability result in fluctuations in gross profit from period to period.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.3 million or 6.2% from $21.3 million in fiscal 1995 to $22.6 million in fiscal 1996. Approximately $261,000 of this increase related to higher payroll and related costs due primarily to a $917,000 increase associated with the hiring of additional technical and administrative staff in support of the Company's strategy to increase its value-added services revenue partially offset by a $656,000 reduction in officers' compensation from approximately $5.0 million in fiscal 1995 to approximately $4.3 million in fiscal 1996. Rent and occupancy costs increased by approximately $408,000 due primarily to higher rent principally paid to related parties as well as the leasing of an additional facility to meet the Company's current and future needs. In addition, commissions paid to the Company's sales force increased approximately $328,000 due to the increase in revenues in fiscal 1996.

         The Company's Chief Executive Officer has entered into an employment agreement with the Company under which he will receive $550,000 in compensation, exclusive of fringe benefits, for each of the fiscal years ending July 31, 1997 and 1998. In addition, the Company's Executive Vice President has agreed to receive base compensation, exclusive of fringe benefits, of $450,000 for the fiscal years ending July 31, 1997 and 1998. These officers have agreed that they will not be entitled to any bonuses for fiscal 1997 and that any bonus payable to either of these officers in fiscal 1998 will require the approval of a majority of the independent directors of the Company. The compensation to be paid to the Company's President and Executive Vice President in fiscal 1999 and thereafter will be based upon agreements to be negotiated at the expiration of their current respective employment agreements, which compensation the Company believes will reflect the then fair value of the services to be rendered to the Company by such individuals. If the revised compensation terms had been in effect for the entire fiscal 1996 period, and had the Company's former Chief Financial Officer been compensated at the annual compensation payable to the current Chief Financial Officer, officers' compensation would have been reduced by approximately $3.2 million. See "Management." Each of the leases with related parties has been amended effective with the closing of this offering, to reduce the rent payable under that lease to current market rates. If the revised leases had been in effect for the entire fiscal 1996 period, rent expense would have been reduced by $304,000 from the reported amount. Giving pro forma effect to the foregoing reductions in officers' compensation and rents to related parties, the pro forma selling, general and administrative expenses would have been approximately $19.1 million or 10.1% of revenues in fiscal 1996.

         Interest Expense, Net. Interest expense, net increased from $346,000 in fiscal 1995 to $374,000 in fiscal 1996 primarily due to increased borrowings.

      Provision for Income Taxes. The effective income tax rate decreased slightly from approximately 41% in fiscal 1995 to approximately 40% in fiscal 1996.

Liquidity and Capital Resources

       The Company's primary sources of financing have been internally generated working capital from profitable operations and a line of credit from a financial institution.

       For the year ended July 31, 1997, cash provided by operating activities was $4.6 million consisting primarily of net income and a decrease in inventory, offset by increases in accounts receivable net of an increase in accounts payable and accrued expenses. The Company's accounts receivable and accounts payable and accrued expenses balances as well as its investment in inventory can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, the Company's experience is that increases in accounts receivable, inventory and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels. In addition, during the year ended July 31, 1997 the Company used approximately $2.4 million for capital expenditures, $1.9 million (net of cash acquired) for the purchase of Electrograph Systems, Inc. and $4.4 million for the purchase of marketable securities and generated $13.4 million in cash from financing activities primarily from the net proceeds of the Company's initial public offering (IPO) ($20.4 million) partially offset by the net repayments of $7.0 million of debt.

       The Company and a subsidiary have available lines of credit with a financial institution in the aggregate amount of $10.0 million. All amounts outstanding under this line at the completion of the IPO were repaid by the Company with the proceeds from the IPO described below. At July 31, 1997, a subsidiary of the Company had $1.3 million outstanding under its line of credit. This outstanding balance was repaid in full in August 1997.

       On December 2, 1996, the Company completed the IPO of 2,325,000 shares of its common stock resulting in net proceeds to the Company, after deducting underwriting discount and expenses, of approximately $20.4 million. The Company utilized $7.7 million of the proceeds from the IPO to repay the balance outstanding at that date under its line of credit with a financial institution. In addition, the Company utilized $2.4 million for capital improvements and $1.9 million (net of cash acquired) for the purchase of Electrograph Systems, Inc. The remaining net proceeds have been invested in short-term, interest bearing, investment grade securities.

       The Company believes that its current balances in cash and cash equivalents and marketable securities, expected cash flows from operations and available borrowings under the lines of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 1998. The Company has entered into commitments for the renovation and expansion of certain of its sales and service facilities which is currently underway and expected to be completed in the next fiscal year. The aggregate commitment for these projects is approximately $1.0 million which will be paid out of the Company's available cash balances. The Company currently has no other material commitments for capital expenditures. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory and the purchase of equipment and expansion of facilities as well as the possible opening of new offices and potential acquisitions.

Inflation

       The Company does not believe that inflation has had a material effect on the Company's operations.

New Accounting Standard

       Net income per share is based on the weighted average number of shares of Common Stock and dilutive common stock equivalents (stock options and warrants) outstanding during the period.

       Statement of Financial Accounting Standards No. 128, "Earnings Per Share", is required to be adopted for interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Basic and diluted earnings per share will replace primary and fully diluted earnings per share. The dilutive effect of stock options and other common stock equivalents will be excluded from the calculation of basic earnings per share, but will be reflected in diluted earnings per share. The implementation of SFAS No. 128 would not have had an impact on fiscal 1997 net income per share.

ITEM 8.  Financial Statements and Supplementary Data

See Item 14.

ITEM 9. Changes and Disagreements with Accountants and Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

         The following table sets forth information concerning each of the directors and executive officers of the Company:

Name                                Age       Position

Barry R. Steinberg                  55      Chairman of the Board, President,
Executive                                   Chief Officer and Director

Joel G. Stemple, Ph.D               55      Executive Vice President, Secretary
                                            and Director

Joseph Looney                       40      Chief Financial Officer

William F. Scheibel, Jr.            42      Chief Technology Officer

Joel Rothlein, Esq.                 68      Director

George Bagetakos                    51      Director

Julian Sandler                      53      Director

     Barry R. Steinberg, the founder of the Company, has served as its Chairman of the Board, President and Chief Executive Officer and as a director since Manchester's formation in 1973. Mr. Steinberg previously served as a systems analyst for Sleepwater, Inc. and Henry Glass and Co.

     Joel G. Stemple, Ph.D. has served as Executive Vice President since September 1996 and as Vice President and as a director since August 1982. Dr. Stemple previously performed consulting services for the Company and, from 1966 to 1982, served as Assistant and Associate Professor of Mathematics at Queens College, City University of New York.

     Joseph Looney has served as the Company's Chief Financial Officer since May 1996. Prior to joining the Company, from 1984 to 1996, Mr. Looney served in various positions with KPMG Peat Marwick LLP, including Senior Audit Manager at the end of his tenure at such firm. Mr. Looney is a Certified Public Accountant, a member of the AICPA, the New York State Society of Certified Public Accountants and the Institute of Internal Auditors.

         William F. Scheibel, Jr. has served as the Company's Chief Technology Officer since September 1996 and served as Manager of Technical Services and Support from September 1995 through August 1996. Before joining the Company, from 1990 to 1995, Mr. Scheibel served in various positions with Bay Networks, Inc., a manufacturer of computer networking equipment, including Director of Field Support for North and South America at the end of his tenure at such firm.

     Joel Rothlein, Esq. has been a director of the Company since October 1996. Mr. Rothlein is a partner in the law firm of Kressel Rothlein & Roth, Esqs., Massapequa, New York, where he has practiced law since 1955. Kressel Rothlein & Roth, Esqs. and its predecessor firms have acted as outside general counsel to the Company since the Company's inception.

         George Bagetakos became a director on December 2, 1996. Mr. Bagetakos has been the Director of Sales, Major Accounts for Northern Telecom, Inc., a supplier of telecommunications equipment products, since July 1995, and served as Manager, National Accounts for Northern Telecom, Inc. from 1984 to June 1995. Prior to joining Northern Telecom, Mr. Bagetakos was Corporate Vice President, Telecommunications for American Express Company from 1979 to 1983.

         Julian Sandler became a director on December 2, 1996. Mr. Sandler is Chief Executive Officer of Rent-a-PC, Inc., a full-service provider of short-term computer rentals, which Mr. Sandler founded in 1984. Mr. Sandler is also the founder and was the President from 1974 to 1993 of Brookvale Associates, a national organization specializing in the remarketing of hardware manufactured by Digital Equipment Corporation. Mr. Sandler also co-founded and from 1970 to 1973 was Vice President of Periphonics Corporation, a developer and manufacturer of voice response systems.

Section 16(a) Beneficial Reporting Compliance

     Section 16 of the Securities Exchange Act of 1934, as amended, requires that officers, directors and holders of more than 10% of the Common Stock (collectively, "Reporting Persons") file reports of their trading in the Company's equity securities with the Securities and Exchange Commission. Based on a review of Section 16 forms filed by the Reporting Persons during the last fiscal year, (a) the Reporting Persons filed Form 3 two days late; b) Barry R. Steinberg, a Reporting Person, filed his Form 4 reporting the acquisition of additional shares of the Common Stock approximately two and one-half months late; and (c) Julian Sandler, a Director of the Company, filed his Form 4 reporting the acquisition of shares of the Common Stock approximately ten months late. Except as noted, the Company believes that the Reporting Persons timely complied with all applicable Section 16 filing requirements.

ITEM 11.      Summary Compensation.

         The following table sets forth a summary of the compensation paid or accrued by the Company during the fiscal years ended July 31, 1997 and 1996 to the Company's Chief Executive Officer and the other executive officers whose compensation exceeded $100,000:

                                            Summary Compensation Table

                                                            Annual Compensation
                                                            -------------------
                                                                                   Other Annual
Name and Principal Position                      Year        Salary     Bonus     Compensation(5)
---------------------------                      ----        ------     -----     ---------------


Barry R. Steinberg, Chief Executive Officer       1997   $550,000     -         $59,252(1)
                                                  1996   $271,800   $1,816,439  $59,210(1)

Joel G. Stemple, Executive Vice President         1997    50,000      -         $33,050(2)
                                                  1996   $251,800   $1,669,193  $29,000(2)

Joseph Looney, Chief Financial Officer(3)         1997   $125,489    $  47,500  $ 7,610
                                                  1996   $ 31,250    $  10,000                                         $1,275

William F. Scheibel, Jr., Chief Technology
 Officer(4)                                       1997   $128,956    $  22,500  $ 8,266
                                                  1996   $ 96,157    $  17,500 $  4,250
---------------------


(1) Includes $50,000 of premiums paid by the Company for a whole life insurance policy in the name of Mr. Steinberg having a face value of $2,600,000 and under which his daughters, on the one hand, and the Company, on the other hand, are beneficiaries and share equally in the death benefits payable under the policy.

(2) Includes $25,000 of premiums paid by the Company for a whole life insurance policy in the name of the executive officer having a face value of $1,300,000 and under which his spouse and the Company are beneficiaries and are entitled to $600,000 and $700,000, respectively, of the death benefits payable under the policy.

(3) Began employment with the Company on May 2, 1996.

(4) Began employment with the Company on September 7, 1995.

(5) Includes in fiscal 1997 employer matching contributions to the Company's defined contribution plan of $6,252, $6,675, $2,510, and $3,166 for Messrs. Steinberg, Stemple, Looney and Scheibel, respectively.

         No restricted stock awards, stock appreciation rights or long-term incentive plan awards (all as defined in the proxy regulations promulgated by the Securities and Exchange Commission) were awarded to, earned by, or paid to the Named Executive Officers during the fiscal year ended July 31, 1997.

         Barry R. Steinberg has agreed with the Company that his annual base salary for services rendered to the Company in his current positions as President and Chief Executive Officer shall be $550,000 in each of the fiscal years ending July 31, 1997 and 1998. Mr. Steinberg has agreed that he will not be eligible to receive any bonus in fiscal 1997 and that any bonus payable for fiscal 1998 will require the approval of a majority of the independent directors of the Company. The Company will continue to make available to him the car allowance and deferred compensation benefits that he is currently receiving. Mr. Steinberg will also be able to participate in other benefits that the Company makes generally available to its employees, such as medical and other insurance, and Mr. Steinberg will be able to participate under the Company's stock option plan. In the event Mr. Steinberg's employment with the Company were terminated, he would not be precluded from competing with the Company.

         The Company has an employment agreement with Joel G. Stemple, Ph.D., under which Dr. Stemple receives a base salary of $450,000 in each of the fiscal years ending July 31, 1997 and 1998. Under the employment agreement, Dr. Stemple is not eligible to receive any bonus in fiscal 1997 and any bonus payable to Dr. Stemple for fiscal 1998 must be approved by a majority of the independent directors of the Company. Under the employment agreement, the Company provides Dr. Stemple with an automobile and certain deferred compensation benefits and provides Dr. Stemple with medical and other benefits generally offered by the Company to its employees. Dr. Stemple also is able to participate in the Company's stock option plan. The employment agreement is terminable by either party on 90 days' prior notice. In the event the Company so terminates Dr. Stemple's employment, or the Company elects not to renew his employment agreement, he is entitled to severance equal to 12 months of his then current base salary. This severance will be payable in accordance with the Company's customary payroll practices. Under the employment agreement, if Dr. Stemple terminates his employment, or the Company terminates his employment for cause, Dr. Stemple is prohibited, for a two-year period from such termination, from competing with the Company in the eastern half of the United States.

Option Grants in the Last Fiscal Year

     The following table sets forth the information with respect to grants of stock options to purchase the Company's common stock, par value $0.01 per share (the "Common Stock"), pursuant to the Company's Amended and Restated 1996 Incentive and Non-Incentive Stock Option Plan (the "Plan") granted to the Named Executive Officers during the fiscal year ended July 31, 1997 and all options outstanding to the named Executive Officers as of July 31, 1997.

                                                Individual Grants
                                                -----------------
                        Number of      Percent of                                 Potential Realizable
                        Securities     Total Options                              Value at Assumed
                        Underlying     Granted to                                 Annual Rates of Stock
                        Options        Employees in    Exercise      Expiration   Price Appreciation
                        Granted        Fiscal year     Price         Date         For Option Term
                        -------        -----------     -----         ----         ---------------

         Name                (#)                        ($/sh)                          5%          10%
         ----               ----                       -------                        ----        -----

Joseph Looney              50,000(1)     6.3%          $10.00        2/03/2007       $29,000     $343,000
                           20,000(2)     2.5%          $ 5.00        3/26/2007             -      $20,000

William F. Scheibel, Jr.   50,000(1)     6.3%          $10.00        2/03/2007       $29,000     $343,000
                           20,000(2)     2.5%          $  5.00       3/26/2007             -      $20,000

         No options outstanding were exercised or exercisable during the fiscal year ended July 31, 1997 or as of July 31, 1997. There were no in-the-money exercisable or unexercisable options at July 31, 1997.
--------------

(1) Exercisable cumulatively at the rate of 20% per annum commencing February 3, 1999.
(2) Exercisable cumulatively at the rate of 25% per annum commencing May 5, 1999.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of October 21, 1997 (except as otherwise indicated) with respect to the number of shares of the Company's common stock beneficially owned by each person who is known to the Company to beneficially own more than 5% of the common stock, the number of shares of common stock beneficially owned by each director of the Company and each executive officer of the Company, and the number of shares of common stock beneficially owned by all executive officers and directors of the Company as a group. Except as otherwise indicated, each such shareholder has sole voting and investment power with respect to the shares beneficially owned by such shareholder.



                                                 Shares          Percent
                                                 Beneficially    of Shares
      Name and Address                           Owned           Outstanding
      ----------------                           -----           -----------

      Barry R. Steinberg(1)(3)                  4,630,101          54.3%
      Joel G. Stemple(1)                          626,263           7.3
      Joseph Looney(1)                              4,700           *
      William F. Scheibel, Jr.(1)                       -
      Joel Rothlein(2)                             16,500           *
      George Bagetakos(1)(4)                        2,500           *
      Julian Sandler(1)(5)                          3,500           *
      All executive officers and
        directors as a group
        (6 persons)                             5,283,564

(1)   Address is 160 Oser Avenue, Hauppauge, New York 11788.
(2) Address is 684 Broadway, Massapequa, New York 11758; consists of 3,300 shares held by Kressel, Rothlein & Roth, Esqs., in which Mr. Rothlein is a partner, and 13,200 shares held by the Kressel, Rothlein & Roth Profit Sharing Plan. Mr. Rothlein disclaims beneficial ownership of the Common Stock owned by Kressel Rothlein & Roth, Esq., except to the extent of his equitable interest in the firm, and of the Common Stock owned by the Kressel Rothlein & Roth Profit Sharing Plan, except to the extent of his beneficial interest in such plan.
(3) Excludes 29,000 shares owned by Ilene Steinberg and 29,000 shares owned by Sheryl Steinberg, daughters of Mr. Steinberg, which shares were purchased with the proceeds of a loan from Mr. Steinberg. As reported on Schedule 13D filed on March 24, 1997, as amended, Mr. Steinberg, Ilene Steinberg, and Sheryl Steinberg each disclaim beneficial ownership of the common stock owned by the others.
(4)   Consists of option exercisable on December 18, 1997.
(5)   Includes option to purchase 2,500 shares exercisable on December 18, 1997.
*     Represents less than one tenth of one percent of outstanding shares.

ITEM 13.  Certain  Relationships and Related Transactions

         Until August 1994, the Company was affiliated with Electrograph Systems, Inc. ("Electrograph"). Barry R. Steinberg, the Company's President and Chief Executive Officer and its majority shareholder, served as Electrograph's Chairman of the Board and Chief Financial Officer and had beneficial ownership (directly and through shares held by his spouse and certain trusts, of which his children are beneficiaries) of 35.5% of the outstanding shares of common stock of Electrograph. During the fiscal years ended July 31, 1993 and 1994, the Company paid approximately $322,000 and $385,000, respectively, to Electrograph for the purchase of products. In August 1994, Bitwise Designs, Inc. ("Bitwise"), a publicly-traded company engaged in the manufacture and distribution of document imaging systems, personal and industrial computers and related peripherals, acquired Electrograph through a stock-for-stock merger; Mr. Steinberg acquired beneficial ownership of less than 1% of the outstanding capital stock of Bitwise for the common stock of Electrograph in which he had a direct or indirect beneficial interest. Mr. Steinberg served as a director of, and provided consulting services to, Bitwise from August 1994 through September 17, 1996. On April 25, 1997, the Company purchased substantially all of the assets of Electrograph Systems, Inc. See Item 1 - Business "Recent Acquisition".

         Three of the Company's four Hauppauge, New York facilities are leased from entities affiliated with certain of the Company's executive officers, directors or principal shareholders. The property located at 40 Marcus Boulevard, Hauppauge, New York is leased from a limited liability company owned 70% by Mr. Steinberg and his relatives, 20% by Joel G. Stemple, Ph.D., the Company's Executive Vice President and a principal shareholder, and 10% by Michael Bivona, a principal shareholder of the Company. For the fiscal years ended July 31, 1997 and 1996, the Company made lease payments of $174,000 and $216,000, respectfully, to such entity. The Company's offices at 160 Oser Avenue, Hauppauge, New York are leased from a limited liability company owned 65% by Mr. Steinberg, 17.5% by Dr. Stemple and 17.5% by Mr. Bivona. For the fiscal years ended July 31, 1997, 1996 and 1995, the Company made lease payments of $259,000, $360,000 and $255,000, respectively, to such entity. The property located at 50 Marcus Boulevard, Hauppauge, New York is leased from Mr. Steinberg doing business in the name of Marcus Realty. For the fiscal years ended July 31, 1997, 1996 and 1995, the Company made lease payments of $329,000, $435,000 and $417,000, respectively, to such entity. The Company leases an additional office in Massapequa, New York at $300 per month ($881 per month through May 1997) on a month-to-month basis from an entity of which Messrs. Rothlein and Bivona own 25% and 50%, respectively. See "Business--Properties."

         Joel Rothlein, Esq., a director of the Company, is a partner of Kressel Rothlein & Roth, Esqs., which, with its predecessor firms, has acted as outside general counsel to the Company since the Company's inception. Kressel Rothlein & Roth, Esqs. was paid approximately $89,000 (exclusive of disbursements) from the Company for legal fees in the fiscal year ended July 31, 1996 and received fees of approximately $655,000 from the Company in the fiscal year ended July 31, 1997, which sum includes fees paid to special counsel ($286,000).

         During the year ended July 31, 1997, the Company recorded revenue of $130,000 in connection with the sale of computer equipment to a company controlled by Julian Sandler.

                                     PART IV

ITEM 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)      (1)      Financial Statements
                  The financial  statements  included herein are filed as a part of this Report.

                         Manchester Equipment Co., Inc.
                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page
Independent Auditors' Report                                             23
Consolidated Financial Statements:
         Balance Sheets as of July 31, 1997 and 1996                     24
         Statements of Income for the years ended July 31, 1997,
          1996 and 1995                                                  25
         Statements of Shareholders' Equity for the years
         ended July 31, 1997, 1996 and 1995                              26
         Statements of Cash Flows for the years ended
          July 31, 1997, 1996 and 1995                                   27
         Notes to Consolidated Financial Statements                      28

                          Independent Auditors' Report

The Board of Directors and Shareholders
Manchester Equipment Co., Inc.:

We have audited the accompanying consolidated balance sheets of Manchester Equipment Co., Inc. and subsidiaries as of July 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manchester Equipment Co., Inc. and subsidiaries at July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                          KPMG PEAT MARWICK LLP


Jericho, New York
September 24, 1997

               Manchester Equipment Company, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             July 31, 1997 and 1996

                                         Assets               1997         1996
                                         ------               ----         ----
                                                           (in thousands, except
                                                              share amounts)

Current assets:
     Cash and cash equivalents                                $15,049   $ 5,774
     Investments                                                4,408         -
     Accounts receivable, net of allowance
        for doubtful accounts
        of $1,051 and $800, respectively                       21,473    19,068
     Inventory                                                 10,127     8,957
     Deferred income taxes                                        440       334
     Prepaid expenses and other current assets                    248       197
                                                                  ---       ---

                             Total current assets              51,745    34,330

Property and equipment, net  4,073                              2,244
Goodwill, net                                                   1,524         -
Deferred income taxes                                             379       395
Other assets                                                      487       792
                                                                  ---   -------
                                                              $58,208   $37,761
                                                              =======    ======

           Liabilities and Shareholders' Equity
           ------------------------------------

Current liabilities:
     Current maturities of long-term debt                    $     99   $    99
     Notes payable-bank                                         1,274     6,500
     Notes payable-shareholder                                      -       353
     Notes payable - other                                        264         -
     Accounts payable and accrued expenses                     19,283    17,113
     Deferred service contract revenue                            247       129
     Income taxes payable                                           -       295
                                                                -----       ---

                             Total  current liabilities        21,167    24,489

Long-term debt, less current maturities                            77       175
Deferred compensation payable                                      87       183

Commitments and contingencies (note 8)
Redeemable common stock                                             -     4,739
Shareholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares
        authorized, none issued                                     -         -
     Common stock, $.01 par value; 25,000,000 shares
        authorized, 8,525,000 and 6,200,000 shares issued
        and outstanding                                            85        62
     Additional paid-in capital                                20,403         -
     Retained earnings                                         16,389     8,113
                                                               ------     -----

                             Total shareholders' equity        36,877     8,175
                                                               ------     -----

                                                              $58,208   $37,761
                                                               ======    ======

See accompanying notes to consolidated financial statements.

               Manchester Equipment Company, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    Years ended July 31, 1997, 1996 and 1995

                                                                1997          1996          1995
                                                  (in thousands except share and per share amounts)

         Revenue                                               $187,801     $189,659     $170,818
         Cost of revenue                                        161,186      163,128      146,323
                                                                -------      -------      -------

              Gross profit                                       26,615       26,531       24,495
         Selling, general and administrative expenses            21,023       22,598       21,280
                                                                 ------       ------       ------

              Income from operations                              5,592        3,933        3,215

         Other income (expense):
              Interest expense                                     (225)        (399)       (360)
              Interest income                                       560           25          14
              Other                                                  60            9         (46)
                                                                  -----      -------          ---

              Income before provision for income taxes            5,987        3,568        2,823
         Provision for income taxes                               2,450        1,430        1,160
                                                                  -----        -----        -----

              Net income                                         $3,537       $2,138       $1,663
                                                                 ======        =====        =====

              Net income per share                                $0.45        $0.34        $0.27
                                                                  =====        =====        =====

         Weighted average shares of common
            stock outstanding                                 7,779,484    6,246,970    6,262,626
                                                              =========    =========    =========


See accompanying notes to consolidated financial statements.
                                       25

               Manchester Equipment Company, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                    Years ended July 31, 1997, 1996 and 1995


                                                                      Additional
                                          Common          Par         Paid-in     Retained
                                          Shares          Value       Capital     earnings     Total
                                                    (in thousands except share amounts)


     Balance July 31, 1994                6,262,626          $63        $  -       $4,311       $4,374

     Net income                                   -            -           -        1,663        1,663
                                           --------          ---           -        -----        -----

     Balance July 31, 1995                6,262,626           63           -        5,974        6,037

     Net income                                   -            -           -        2,138        2,138
     Purchase and retirement of
           stock                            (62,626)          (1)          -            1            -
                                            -------       -------        ---       ------         ----

     Balance July 31, 1996                6,200,000           62           -        8,113        8,175

     Issuance of common stock             2,325,000           23      20,391            -       20,414
     Stock option commission expense              -            -          12            -           12
     Transfer  of redeemable common stock         -            -           -        4,739        4,739
     Net income                                   -            -           -        3,537        3,537
                                          ---------          ---      ------        -----        -----
                                                  -            -           -
     Balance July 31, 1997                8,525,000          $85     $20,403      $16,389      $36,877
                                          =========           ==      ======       ======       ======





     See accompanying notes to consolidated financial statements.

               Manchester Equipment Company, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                    Years ended July 31, 1997, 1996 and 1995

                                                                     1997          1996       1995
                                                                     ----          ----       ----
                                                                              (in thousands)
     Cash flows from operating activities:
     Net income                                                      $3,537       $2,138      $1,663
     Adjustments to reconcile net income to net cash from
           operating activities:
           Depreciation and amortization                                720          473         395
           Allowance for doubtful accounts                              210          132         161
           Stock options commission expense                              12            -           -
           Deferred income taxes                                        (90)         (86)        (71)
           (Gain) Loss on disposition of assets                         (37)          (9)         71
           Change in assets and liabilities;  net of the
            effects of the purchase of Electrograph:
              Increase in accounts receivable                          (545)      (1,700)     (1,954)
              (Increase) decrease  in inventory                         515          548      (2,382)
              (Increase) decrease in prepaid expenses and
                 other current assets                                   (44)          41         (24)
              (Increase) decrease in other assets                       342         (307)       (113)
              Increase in accounts payable and
                 accrued expenses                                       221        2,715       4,371
              (Decrease) increase in deferred service
                 contract revenue                                       118           27         (79)
              Increase (decrease) in income taxes payable              (295)         205        (468)
              Decrease in deferred compensation payable                 (96)         (15)          -
                                                                        ---          ----     ------

                Net cash provided by operating activities             4,568        4,162       1,570
                                                                      -----        -----       -----

     Cash flows from investing activities:
         Capital expenditures                                        (2,439)      (1,028)       (545)
         Proceeds from the sale of assets                                 -           55         105
         Purchase of marketable securities                           (4,408)           -           -
         Payment for purchase of Electrograph, net of
           cash acquired                                             (1,886)           -           -
                                                                     -------         ---         ---
            Net cash used in investing activities                    (8,733)        (973)       (440)
                                                                      ------        ----        ----

     Cash flows from financing activities:
         Net repayments of borrowings                                (6,490)         900         200
         Payments on note payable shareholder                          (353)        (118)          -
         Payments on capitalized lease obligation                       (98)         (31)          -
         Payments on note payable - other                               (33)           -           -
         Net  proceeds from initial public offering                  20,414            -           -
                                                                     ------        -----       -----

                      Net cash provided by financing activities      13,440          751         200
                                                                     ------         ----         ---

     Net increase in cash                                             9,275        3,940       1,330

         Cash at beginning of year                                    5,774        1,834         504
                                                                      -----        -----         ---

     Cash at end of year                                            $15,049       $5,774      $1,834
                                                                     ======        =====       =====

     Cash paid during the year for:
          Interest                                                     $225         $399        $378
                                                                       ====          ===        ====
          Income taxes                                               $2,868       $1,290      $1,729
                                                                      =====        =====       =====

     Other noncash transactions:
         Capitalized lease obligation                                   $ -         $305      $    -
                                                                        ===         ====       =====
         Purchase of stock for notes payable-shareholder                $ -         $471      $    -
                                                                        ===          ===       =====


     See accompanying notes to consolidated financial statements.
                                       27

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1997, 1996 and 1995
                 (in thousands, except share and per share data)


(1)  Operations and Summary of Significant Accounting Policies

      (a)  The Company

         Manchester   Equipment  Company,   Inc.  (the  Company)  is  a  systems
      integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. The Company offers its customers single-source solutions customized to their information systems needs by combining value-added services with hardware, software, networking products and peripherals from leading vendors.

         Sales of hardware, software and networking products comprise most of the Company's revenues. Service revenues have not comprised a significant part of revenues to date. The Company has entered into agreements with certain suppliers and manufacturers which provide the Company favorable pricing and price protection in the event the vendor reduces its prices.

      (b)  Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances are eliminated in consolidation.

      (c)  Cash Equivalents

         The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents.

      (d)  Investments

         The Company classifies its marketable debt and equity securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

         Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities.

         Dividend and interest income are recognized when earned. Cost is maintained on a specific identification basis for purposes of determining realized gains and losses on sales of investments.

      (e)  Revenue Recognition

         Revenue from product sales is recognized at the time of shipment to the customer. Revenue for services is recognized when the related services are performed. When product sales and services are bundled, revenue is recognized upon completion of the installation. Service contract fees are recognized as revenue ratably over the period of the applicable contract or as the services are provided. Deferred service contract

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1997, 1996 and 1995
                 (in thousands, except share and per share data)

      revenue  represents  the unearned  portion of service  contract  fees. The
      Company generally does not develop or sell software products. However, certain computer hardware products sold by the Company are loaded with prepackaged software products. The net impact on the Company's financial statements of product returns, primarily for defective products has been insignificant.

      (f) Market Development  Funds

         The Company receives various market development funds including cooperative advertising funds from certain vendors, principally based on volume purchases of products. The Company records such amounts related to volume purchases as purchase discounts which reduce cost of revenue and other incentives that require specific incremental action on the part of the Company, such as training, advertising or other pre-approved market development activities as an offset to the related costs included in selling general and administrative expenses. Total market development funds amounted to $521, $943 and $906 for the years ended July 31, 1997, 1996 and 1995, respectively.

      (g) Inventory

         Inventory, consisting of computer hardware, software and related supplies, is valued at the lower of cost (first-in first-out) or market value.

      (h) Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the economic lives of the assets, generally from five to seven years. Leasehold improvements are amortized over the shorter of the underlying lease term or asset life.

      (i)  Goodwill

         Goodwill related to the acquisition of Electrograph Systems, Inc. represents the excess of cost over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over twenty years. The Company reviews the significant assumptions that underlie the twenty-year amortization period on a quarterly basis and will shorten the amortization period if considered necessary. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows. Accumulated amortization was approximately $19 at July 31, 1997. Amortization expense of $19 for the year ended July 31, 1997 is included in selling general and administrative expenses in the consolidated statement of income.

      (j)  Income Taxes

         Deferred taxes are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using enacted rates expected to be in effect when such amounts are realized or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

      (k)  Net Income Per Share

         Net income per share is based on the weighted average number of shares of Common Stock and dilutive common stock equivalents (stock options and warrants) outstanding during the period. Statement of Financial Accounting Standards No. 128, "Earnings Per Share", is required to be adopted for interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1997, 1996 and 1995
                 (in thousands, except share and per share data)

      method currently used to compute earnings per share and restate all prior periods. Basic and diluted earnings per share will replace primary and fully diluted earnings per share. The dilutive effect of stock options and other common stock equivalents will be excluded from the calculation of basic earnings per share, but will be reflected in diluted earnings per share. The implementation of SFAS No. 128 would not have had an impact on fiscal 1997 net income per share.

      (l)  Impairment of Long-Lived Assets

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 (Statement 121) that established accounting standards for the impairment of long-lived assets, certain intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. In conformity with Statement 121, it is the Company's policy to evaluate and recognize an impairment if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the assets, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds the fair value.

      (m)  Accounting for Stock-Based Compensation

         The Company records compensation expense for employee stock options if the current market price of the underlying stock exceeds the exercise price on the date of the grant. On August 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro forma net income per share for employee stock option grants made beginning in fiscal 1996 as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.

      (n)  Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (o)  Fair Value of Financial Instruments

         The fair values of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses, long-term debt and notes payable - other are estimated to be the carrying values at July 31, 1997 due to the short maturity of such instruments. The book value of notes payable - bank approximated fair value since those instruments carry prime or LIBOR based interest rates that are adjusted for market rate fluctuations.

       (p)  Reclassifications

         Certain reclassifications were made to prior year amounts to conform with the fiscal 1997 presentation format.

(2)  Investments

         The Company classified all its investments at July 31, 1997 as trading securities. Fair value of U.S. government obligations and other securities are based on quoted market prices. The gross unrealized holding gains and fair values of investments by major type at July 31, 1997 were as follows:

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1997, 1996 and 1995
                 (in thousands, except share and per share data)

                                             Gross Unrealized      Fair Value
                                             Holding Gain          of Investment
         U.S. government obligation                $  2                  $1,007
         Corporate  commercial instruments            -                   3,401
                                                      -                   -----
                                                   $  2                  $4,408
                                                   ====                   =====

         At July 31, 1997 all investments had maturities of less than one year.

(3)  Property and Equipment
     ----------------------

         Property and equipment at July 31, consist of the following:
                                                          1997         1996
                                                          ----         ----

      Furniture and fixtures                              $2,096       $1,824
      Machinery and equipment                              3,401        1,668
      Transportation equipment                               281          361
      Leasehold improvements                               2,168        1,656
                                                           -----        -----
                                                           7,946        5,509

      Less accumulated depreciation and amortization       3,873        3,265
                                                           -----        -----

                                                          $4,073       $2,244
                                                           =====        =====

      Depreciation and amortization expense amounted to $701, $473, and $395 for the years ended July 31, 1997, 1996 and 1995, respectively.

(4)  Acquisition of Electrograph Systems, Inc.

         On April 25, 1997, the Company, through a newly formed wholly-owned subsidiary, acquired substantially all of the assets and assumed certain liabilities of Electrograph Systems, Inc., a wholly owned subsidiary of Bitwise Designs, Inc. Electrograph is a specialized distributor of microcomputer peripherals, primarily in the eastern United States. The purchase price and transaction costs aggregated approximately $2,600. Included in the liabilities assumed were notes payable-bank and notes payable-other with balances of $1,274 and $264, respectively, at July 31, 1997.

         The acquisition has been accounted for as a purchase and the operating results of Electrograph are included in the consolidated statements of income from the date of acquisition. The acquisition resulted in goodwill of $1,543 which is being amortized on the straight-line basis over 20 years.

         The following unaudited pro forma consolidated results of operations for the years ended July 31, 1997 and 1996 assume that the Electrograph acquisition occurred on August 1, 1995 and reflect the historical operations of the purchased business adjusted for lower interest on investments and increased amortization, net of applicable income taxes resulting from the acquisition:

                                                  1997                1996
                                                  ----                ----
                  Revenues                    $203,368            $205,786
                  Net income                 $   3,557           $   2,231
                  Net  income per share          $0.46               $0.36

          The pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been made at the beginning of the period, or of results which may occur in the future.

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1997, 1996 and 1995
                 (in thousands, except share and per share data)

(5)  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

                                                           July 31,
                                                     1997           1996
                                                     -------------------

                  Accounts payable, trade            $15,783        $12,973
                  Accrued salaries and wages           1,630          2,552
                  Customer deposits                      740            629
                  Other accrued expenses               1,130            959
                                                       -----            ---
                                                     $19,283        $17,113
                                                     -------        -------

                  The Company  has entered  into  financing  agreements  for the purchase of inventory. These agreements are secured by the related inventory and/or accounts receivables. In each of the years in the three-year period ended July 31, 1997, the Company has repaid all balances outstanding under these agreements within the 30 day non-interest bearing payment period. Accordingly, amounts outstanding under such agreements of $5,184 and $1,450 at July 31, 1997 and 1996, respectively, are included in accounts payable and accrued expenses. Prior to December 1996, pursuant to certain intercreditor agreements, these financing agreements were subordinated to the Company's line of credit agreement except as to specific inventory purchased under these financing agreements. In August 1997, the Company entered into a new financing agreement for the purchase of inventory. The agreement provides a maximum of $10,000 in credit for purchases of inventory from certain specified manufacturers. The new agreement is unsecured, allows for a 30 day non-interest bearing payment period and requires the Company to maintain, among other things, a certain minimum tangible net worth. As of July 31, 1997, retained earnings available for dividends amounts to approximately $14,500.

(6)  Long-Term Debt

         In  January  1996,  the  Company  entered  into  a  capitalized   lease
     obligation for certain computer equipment. Future minimum payments required under such lease are as follows:

                                      Year ending July 31,
                                                      1998    $109
                                                      1999      74
                                                             -----
     Total minimum lease payments                              183
     Less: amounts representing interest                         7
                                                             -----
     Present value of minimum lease payments                   176
     Less: Current portion                                      99
                                                               ---
                                                               $77
                                                               ---

(7)  Employee Benefit Plans

         The Company maintains a qualified defined contribution plan with a salary deferral provision, commonly referred to as a 401(k) plan. The Company matches 50% of employee contributions up to three percent of the employees' compensation. The Company's contribution amounted to $161, $124 and $125 for the years ended July 31, 1997, 1996 and 1995, respectively.

         The Company also has a deferred compensation plan which is available to certain eligible key employees. The plan consists of life insurance policies purchased by the Company for the participants. Upon vesting, which occurs at various times from three to ten years, the participant becomes entitled to have ownership of the policy transferred to him or her at termination of employment with the Company. As of July 31, 1997 and 1996, the Company has recorded an asset (included with other assets) of $87 and $183, respectively, representing the cash surrender value of policies owned by the Company and a liability of the same amount relating to the unvested

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1997, 1996 and 1995
                 (in thousands, except share and per share data)

     portion of benefits due under this plan. For the years ended July 31, 1997, 1996 and 1995, the Company recorded an expense of $110, $72 and $97 in connection with this plan.

(8)  Commitments and Contingencies

     Leases

         The Company leases most of its executive offices and warehouse facilities primarily from related parties (Note 11). In addition, the Company is obligated under lease agreements for sales offices and additional warehouse space. Aggregate rent expense under all these leases amounted to $1,073, $1,212 and $849 for the years ended July 31, 1997, 1996 and 1995.

         The following represents the Company's commitment under operating leases for the next five years ended July 31:

                                1998                    $1,209
                                1999                     1,184
                                2000                     1,169
                                2001                       900
                                2002                       917

     Litigation

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based on advice from its legal counsel, the ultimate disposition of these matters will not have a material adverse effect.

         On March 28, 1997 a complaint was filed in the United States District Court for the Eastern District of New York against the Company, its President and Chief Executive Officer, its Executive Vice President and Secretary, and its Chief Financial Officer. The plaintiff claims to have purchased common shares in the Company's initial public offering and purports to sue on his own behalf and on behalf of a class of persons who purchased the Company's common stock either pursuant to the initial public offering or in the period from November 26, 1996 through February 13, 1997. The complaint asserts that the Company and the individual defendants made false or misleading statements and omissions in connection with the initial public offering in violation of Section 11, 12(a)(2) and 15 of the federal Securities Act of 1933, and seeks damages on behalf of the putative class in an unspecified amount and/or rescission, together with costs and expenses of litigation. The Company believes that the allegations in the complaint are entirely without merit and intends vigorously to defend this matter.

(9)  Line of Credit

         The Company has unsecured lines of credit agreements with a bank that provide for a maximum of $10,000 of borrowings and is due on demand. Interest on borrowings is computed at the Company's option based on the bank's prime rate (8.50% at July 31, 1997) or LIBOR plus 2%. (7.63% at July 31, 1997). At July 31, 1997 and 1996 amounts outstanding under the agreements totaled $1,274, and $6,500, respectively. The balance outstanding at July 31, 1997 was repaid in August 1997.

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1997, 1996 and 1995
                 (in thousands, except share and per share data)

 (10)  Income Taxes

      The provision for income taxes for the years ended July 31, 1997, 1996 and 1995 consists of the following:

                                                1997        1996      1995
                                                ----        ----      ----
              Current
                  Federal                     $1,938      $1,166     $   997
                  State                          602         350         302
                                                 ---         ---         ---
                                               2,540       1,516      $1,299
                                               -----       -----       -----

              Deferred
                  Federal                        (68)        (73)       (113)
                  State                          (22)        (13)        (26)
                                                ----        ----        ----
                                                 (90)        (86)       (139)
                                                 ---         ----       -----

                                              $2,450       $1,430      $1,160
                                              ======        =====       =====

      The difference between the Company's effective income tax rate and the statutory rate is as follows, for the years ended July 31, 1997, 1996 and 1995:

                                                1997         1996          1995
                                                ----         ----          ----

              Income taxes at statutory rate   $2,036       $1,213      $   960
              State taxes, net of
                  federal benefit                 383          222          182
              Other                                31           (5)          18
                                                   --           ---          --

                                               $2,450       $1,430       $1,160
                                                =====        =====        =====

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at July 31, 1997 and 1996 were as follows:

                                                        1997       1996
                                                        ----       ----

              Deferred tax assets:
                 Allowance for doubtful accounts        $410       $321
                 Deferred compensation                   270        317
                 Other                                   139         91
                                                         ---         --

                  Deferred tax asset                    $819       $729
                                                        ====        ===


              A valuation allowance has not been provided in connection with the deferred tax assets since the Company believes that it is more likely than not that such deferred tax assets will be recovered as an offset to taxes due on future taxable income.

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1997, 1996 and 1995
                 (in thousands, except share and per share data)


 (11)  Related Party Transactions

         The Company leases its warehouse and distribution center as well as its corporate offices and certain sales facilities from entities owned or controlled by shareholders, officers, or directors of the Company. The leases generally cover a period of ten years and expire at various times from 1998 through 2005. Lease terms generally include annual increases of five percent. Rent expense for these facilities aggregated $771, $1,022, and $683 for the years ended July 31, 1997, 1996 and 1995, respectively.

         The Company paid legal fees to a law firm in which a director of the Company is a partner. Such fees amounted to $655, $383, and $66, including disbursements, in the fiscal years ended July 31, 1997, 1996, and 1995 respectively.

         During fiscal 1997, the Company received approximately $130 in revenue from a company controlled by a director of the Company.

 (12)  Shareholders' Equity

      Initial Public Offering

         On December 2, 1996, the Company  completed an initial public  offering
      (IPO) of 2,325,000 shares of its common stock at an initial public offering price of $10 per share. Net proceeds to the Company were $20,414 after deducting the underwriting discounts and commissions and other costs associated with the IPO. In connection with the IPO, the Company issued to the underwriter warrants to purchase an aggregate of 250,000 shares of common stock. The warrants expire five years from the date of issuance and are exercisable commencing one year after issuance at a price of $12 per share.

      Redeemable Common Stock

         Prior to the IPO, the Company was a party to an agreement among its shareholders whereby each of the Company's two minority shareholders had the right to demand that upon termination, retirement, or death, the Company redeem his interest at differing values stated in the agreement. The Company maintains term life insurance with a face value of $1,500 to be used towards the purchase of the shares in the event of the death of each shareholder. One of the minority shareholders retired in fiscal 1996 and based upon the terms of the agreement and a subsequent agreement entered into in May 1996, payment was fixed at $4,710 for the shareholder's interest in the Company (626,263 shares at the time of the agreement). The shareholder had an annual option to redeem one-tenth of his shares commencing in fiscal 1996, at an annual price of $471 to be paid in equal quarterly installments over the following year. In connection with such agreements, in May 1996 the Company purchased 62,626 shares of common stock from the retired minority shareholder. The purchase price was $471, which was paid in four non-interest bearing equal quarterly installments beginning on May 1, 1996. At July 31, 1996 notes payable- shareholder of $353 related to this acquisition. Such shares were subsequently retired.

      The aggregate amounts payable by the Company to redeem outstanding shares of common stock under these agreements, $4,739 at July 31, 1996, was classified as redeemable common stock.

      In September 1996, among other provisions, the shareholder agreed to terminate his put options to sell his remaining shares to the Company upon the effective date of the Company's IPO. In addition, the shareholders' agreement terminated upon the effective date of the Company's IPO. As a result of the successful completion of the IPO, the amounts which would have been due under the agreements have been reclassified from redeemable common stock to retained earnings.

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1997, 1996 and 1995
                 (in thousands, except share and per share data)

     Stock Option Plan

         Under the Company's Amended and Restated 1996 Incentive and Non-Incentive Stock Option Plan (the "Plan"), which was approved by the Company's shareholders in October 1996, an aggregate of 1,100,000 shares of common stock are reserved for issuance upon exercise of options thereunder. Under the Plan, incentive stock options, as defined in section 422 of the Internal Revenue Code of 1986, as amended, may be granted to employees and non-incentive stock options may be granted to employees, directors and such other persons as the Board of Directors may determine, at exercise prices equal to at least 100% (with respect to incentive stock options) and at least 85% (with respect to non-incentive stock options ) of the fair market value of the Common Stock on the date of grant. In addition to selecting the optionees, the Board of Directors will determine the number of shares of Common Stock subject to each option, the term of each stock option up to a maximum of ten years (five years for certain employees for incentive stock options), the time or times when the stock option becomes exercisable, and otherwise administer the Plan. Incentive stock options expire three months from the date of the holder's termination of employment with the Co. other than by reason of death or disability. Options may be exercised with cash or common stock previously owned for in excess of six months. During fiscal 1997, 742,350 and 60,000 options have been granted at $10 and $5, respectively, per share. Such exercise prices were greater than or equal to the market value on the date of grant. Vesting commences one or two years from the date of grant and ranges from one to seven years. At July 31, 1997, no options were exercisable and all options granted expire ten years from the date of grant.

     The Company has adopted the pro forma disclosure provision of SFAS No. 123, "Accounting for Stock Based Compensation". Accordingly, the Company does not record compensation cost in the financial statements for its stock options which have an exercise price equal to or greater than the fair value of the stock on the date of grant. The Company has recognized $108 in deferred commission expense representing the value of stock options granted to non employee sales representatives. Such cost is expensed over the vesting period, amounting to $12 in fiscal 1997. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date under SFAS No. 123, the Company's net income and net income per share for the year ended July 31, 1997 would approximate the pro forma amounts below:

                      Net Income:
                        As reported                     $3,537
                        Pro forma                        3,464

                      Net income per share:
                        As reported                      $0.45
                        Pro forma                        $0.45

     The pro forma effects on net income and net income per share for 1997 may not be representative of the pro forma effect in future years.

     The fair value of options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                      Expected dividend yield                             0%
                      Expected stock volatility                          29%
                      Risk free interest rate                             5%
                      Expected option term until exercise (years)      4.27

     The per share weighted average fair value of stock options granted during fiscal 1997 was $1.05.

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1997, 1996 and 1995
                 (in thousands, except share and per share data)


(13)  Major Customer and Vendor and Concentration of Credit Risk

         The Company sells and services customers that are located primarily in the eastern United States. One customer accounted for approximately 15%, 16% and 22% of total revenues for the years ended July 31, 1997, 1996 and 1995, respectively.

         The Company's top two vendors accounted for approximately 17%, and 15% of total purchases for the year ended July 31, 1997. The Company's top four vendors accounted for 20%, 12%, 11% and 10% of total product purchases for the year ended July 31, 1996. The Company's top two vendors accounted for 22% and 16% of total product purchases for the year ended July 31, 1995.

         One customer accounted for 10% of the Company's accounts receivable at July 31, 1997.

ITEM 14.  Exhibits, Financial Statements, Schedules, and Reports
               on Form 8-K (Continued)

         (2)      Financial Statement Schedules
                  Schedule II - Valuation and Qualifying Accounts and Reserves

                  All  other   schedules  are  omitted   because  they  are  not
                  applicable or the required information is shown in the financial statements or notes thereto.

         (3)      Exhibits:

 3.1.a(1)  Certificate of Incorporation of Registrant, filed August 21, 1973.

 3.1.b(1)  Certificate of Amendment of Certificate of Incorporation  filed
            January 29, 1985.

 3.1.c(1)  Restated Certificate of Incorporation filed October 1, 1996.

 3.2(1)    Bylaws of Registrant.

 4.2(1)    Form of Representative's Warrants.

10.1(1)    1996 Incentive and Non-Incentive Stock Option Plan of Registrant.

10.2(1)    Agreement dated September 24, 1996 between Registrant and Michael
           Bivona.

10.3(1)*   Compensation Agreement dated November 6, 1996 between Registrant and. Joel G. Stemple.

10.4(1)*   Agreement of Employment dated September 30, 1996 between Registrant and Barry Steinberg

10.4.a(1)* Amendment dated November 6, 1996 to Agreement of Employment dated
            September 30, 1996  between Registrant and Joel G. Stemple.

10.5.a(1)  Lease dated October 1995 between  Registrant and 40 Marcus Realty,
            LLC - f/k/a 40 Marcus Realty Associates, as amended.

10.5.b(1)  Lease dated  January  1988 between  Registrant  and Marcus  Realty, as amended.

10.5.c(1)  Lease dated June 1995 between Registrant and Facilities Management.

10.5.d(1)  Lease dated July 31, 1995 between Registrant and Boatman's Equities,
            LLC - f/k/a 160 Oser Avenue Associates, as amended.

10.5.e(1)  Lease dated January 15, 1992 between Registrant and  352 Seventh
            Avenue Associates.

10.5.f(1)  Lease dated  April 16, 1990  between  Registrant  and Regent  Holding
           Corporation, as successor to Crow-Childress-Donner, Limited, as amended.

10.5.g(1)  Business  Lease  dated  December  4, 1992 between Registrant and TRA
            Limited, as amended.

10.5.h     Lease dated June 23, 1997 between Registrant and First Willow, LLC

10.5.i Lease dated June 30, 1997 between Registrant and Angela C. Maffeo, Trustee Under the Will of John Capobianco.

10.6.(2) Promissory Note dated October 15, 1996 between Registrant and The Bank of New York

10.7.a(1)  Letter Agreement Regarding Inventory Financing dated December 7,
            1993 between ITT Commercial Finance Corp. and Registrant.

10.7.b(1)  Agreement for Wholesale Financing dated November 11, 1993 between ITT
           Commercial Finance Corp. and Registrant.

10.7.c(1)  Intercreditor Agreement dated May 18, 1994 between ITT Commercial
           Finance Corp. and The Bank of New York.

10.8.a(1)  Letter Agreement  Regarding  Inventory Financing dated April 22, 1996 between AT&T Capital Corporation and Registrant.

10.8.b(1)  Intercreditor  Agreement  dated May 18, 1994 between AT&T  Commercial
           Finance Corporation and The Bank of New York.

10.9(1) Reseller Agreement dated May 1, 1990 between Toshiba America Information Systems, Inc. and Registrant.

10.10(1)   Agreement for Authorized Resellers dated March 1, 1996 between
            Hewlett-Packard Company and Registrant.

10.11(3) Asset Purchase Agreement among Electrograph Systems, Inc., Bitwise Designs, Inc., Electrograph Acquisition, Inc. and Manchester Equipment Co., Inc., April 15, 1997.

27         Financial Data Schedule.


(b)      Reports on Form 8-K
         The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report, and none were required.









-----------------------
* Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

1 Filed as the same numbered Exhibit to the Company's Registration Statement on Form S-1 (File No. 333- 13345)
    and incorporated herein by reference thereto.
2 Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996 (Commission File No. 0-21695) and incorporated herein by reference thereto.
3 Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (Commission File No. 0-21695) and incorporated herein by reference thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                                 Manchester Equipment Co., Inc.

Date:         October 23, 1997                   By:  ss: Barry R. Steinberg
                                                         ----------------------
                                                         Barry R. Steinberg
                                              President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.


ss: Barry Steinberg                               Date:      October 23, 1997
--------------------
Barry R. Steinberg
President, Chief Executive Officer,
 Chairman of the Board and Director
(Principal Executive Officer)


ss: Joel G. Stemple                               Date:      October 23, 1997
-------------------
Joel G. Stemple
Executive Vice President and Director


ss: Joseph Looney                                 Date:       October 23, 1997
------------------
Joseph Looney
Chief Financial Officer (Principal Accounting Officer)


ss: Joel Rothlein                                  Date:      October 23, 1997
-----------------
Joel Rothlein
Director


ss: Julian Sandler                                 Date:      October 23, 1997
-------------------
Julian Sandler
Director


ss: George Bagetakos                                Date:     October 25, 1997
---------------------
George Bagetakos
Director

                         Manchester Equipment Co., Inc.

                 Schedule II - Valuation and Qualifying Accounts
                 -----------------------------------------------
                             (dollars in thousands)


                                         Column C-Additions
                                         ------------------
                         Column B-           (1)-         (2)-        Column D-       Column E-
Column A -               Balance at     Charged to    Charged to      Deductions-     Balance at
Description              beginning of   costs and     other              (a)         end of period
-----------              period         expenses      accounts (b)    -----------    -------------
                         ------         --------      ------------


Allowance for doubtful
accounts

Year ended:

     July 31, 1995           $598           $161                          $ 41             $718

    July 31, 1996            $718           $132                          $ 50             $800

    July 31, 1997            $800           $339           $40            $128           $1,051

(a) Write-of amounts against allowance provided.
(b) Recorded in connection with the acquisition of Electrograph Systems, Inc.