Form 10-Q
period 1997-10-31
MANCHESTER EQUIPMENT CO INC
filed 1997-12-11
CIK 1023876

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1997

                                       or

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

         There were 8,525,000 outstanding shares of COMMON STOCK at December 8, 1997.

                 MANCHESTER EQUIPMENT CO., INC. AND SUBSIDIARIES

                                      Index

PART I.            FINANCIAL INFORMATION                                   Page

Item 1.   Condensed Consolidated Balance Sheets
           October 31, 1997 (unaudited) and July 31, 1997                     3

          Condensed Consolidated Statements of Income
           Three months ended
           October 31, 1997 and 1996 (unaudited)                              4

          Condensed Consolidated  Statements of Cash Flows Three
           months ended October 31, 1997 and 1996 (unaudited)                 5

          Notes to Condensed Consolidated Financial Statements                6

Item 2    Management's Discussion and Analysis of Financial
           Condition and Results  of Operations                               8


PART II.           OTHER INFORMATION
--------           -----------------

Item 2.            Changes in Securities and Use of Proceeds                 13

Item 6.            Exhibits and Reports                                      13

Part I - FINANCIAL INFORMATION

ITEM 1.            Financial Statements

                 Manchester Equipment Co., Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                       (in thousands except share amounts)

                                               October 31, 1997   July 31, 1997
                                                  (Unaudited)
                                               ----------------   -------------
Assets:
  Cash and cash equivalents                          $ 14,702        $ 15,049
  Investments                                           2,505           4,408
  Accounts receivable, net                             22,554          21,473
  Inventory                                             8,785          10,127
  Deferred income taxes                                   440             440
  Prepaid expenses and other current assets               110             248
                                                          ---             ---
         Total current assets                          49,096          51,745

  Property and equipment, net                           4,266           4,073
  Goodwill, net                                         1,504           1,524
  Deferred income taxes                                   379             379
  Other assets                                            603             487
                                                          ---             ---

                                                      $55,848         $58,208
                                                      =======         =======

Liabilities:
  Current maturities under capital lease obligation   $    99         $    99
  Notes payable - bank                                      -           1,274
  Notes payable - other                                   165             264
  Accounts payable and accrued expenses                17,193          19,283
  Deferred service revenue                                221             247
  Income taxes payable                                    377               -
                                                         ----            ----

         Total current liabilities                     18,055          21,167

  Capital lease obligation, less current maturities        52              77
  Deferred compensation payable                            87              87
                                                           --              --

         Total liabilities                             18,194          21,331
                                                       ------          ------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000
   shares authorized, none issued                           -               -
  Common stock, $.01 par value; 25,000,000
   authorized, 8,525,000 issued and outstanding            85              85
  Additional paid-in capital                           20,418          20,403
  Retained earnings                                    17,151          16,389
                                                       ------          ------

         Total shareholders' equity                    37,654          36,877
                                                       ------          ------

                                                      $55,848         $58,208
                                                      =======         =======


See notes to condensed consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
               (in thousands, except share and per share amounts)

                                               Three months ended October 31,
                                                    1997                1996
                                                         (Unaudited)
                                                -----------------------------

Revenue
       Products                                    $46,108           $50,590
       Services                                        948               397
                                                    ------            ------
                                                    47,056            50,987
                                                    ------            ------
Cost of revenue
       Products                                     39,601            43,537
       Services                                        663               271
                                                       ---               ---
                                                    40,264            43,808
                                                    ------            ------

       Gross profit                                  6,792             7,179

Selling, general and
    administrative expenses                          5,699             5,188
                                                     -----             -----

       Income from operations                        1,093             1,991

Interest expense                                       (10)             (120)
Interest income                                        201                 5
                                                      ----             -----

       Income before income taxes                    1,284             1,876

Provision for income taxes                             522               775
                                                       ---               ---

       Net income                                   $  762            $1,101
                                                    ======            ======

Net Income per share                                $0.09             $ 0.18
                                                    =====             ======
Weighted average
  shares outstanding                             8,525,000         6,200,000
                                                 =========         =========



See notes to condensed consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                          For the three months
                                                            ended October 31,
                                                            1997          1996
                                                                (Unaudited)
                                                          ---------------------
Cash flows from operating activities:
         Net income                                          $  762      $1,101

  Adjustments to reconcile net income
   to net cash from operating activities:
              Depreciation and amortization                     266         150
              Allowance for doubtful accounts                    96         126
              Stock options commission expense                   15           -
  Change in assets and liabilities:
         Increase in accounts receivable                     (1,177)     (2,893)
         Decrease (increase) in inventory                     1,342      (2,294)
         Decrease  (increase) in prepaid expenses and
             other current assets                               138        (202)
         (Increase) decrease in other assets                   (116)         24
         Decrease in accounts payable and
             accrued expenses                                (2,090)       (499)
         Decrease in deferred service contract revenue          (26)          -
         Increase  in income taxes  payable                     377         539
         Increase in deferred compensation payable                -          85
                                                               ----       -----

         Net cash used in operating activities                 (413)     (3,863)
                                                                ---       ------

Cash flows from investing activities:
         Capital expenditures                                  (439)        (45)
         Proceeds from sale of assets                             -          54
         Proceeds from sale of investments                    1,903           -
                                                              -----          --

              Net cash provided by investing activities       1,464           9
                                                              -----          --

Cash flows from financing activities:
         Net repayments of borrowings                        (1,274)          -
         Payments on notes payable-shareholder                    -        (118)
         Payments on capital lease obligation                   (25)        (16)
         Payments on notes payable - other                    (  99)          -
                                                                 --          --

              Net cash used in financing activities          (1,398)       (134)
                                                              -----        ----
Net decrease in cash and cash equivalents                      (347)     (3,988)
         Cash and cash equivalents at beginning of period    15,049       5,774
                                                             ------       -----
Cash and cash equivalents at end of period                  $14,702      $1,786
                                                            =======      ======

See notes to condensed consolidated financial statements.
                                       5

                 Manchester Equipment Co., Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

   1. Organization and Basis of Presentation
      --------------------------------------

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

         In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company as of October 31, 1997 and the results of operations for the three months ended October 31, 1997 and 1996 and cash flows for the three months ended October 31, 1997 and 1996. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended July 31, 1997, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

   2. Net Income Per Share
      --------------------

         Net income per share is based on the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include dilutive stock options and warrants, if any, using the treasury stock method.

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share," is required to be adopted for interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. Basic and diluted earnings per share will replace primary and fully diluted earnings per share. The dilutive effect of stock options and other common stock equivalents will be excluded from the calculation of basic earnings per share, but will be reflected in diluted earnings per share. The implementation of SFAS No. 128 would not have had an impact on net income per share for the three months ended October 31, 1997 and 1996.

   3. Initial Public Offering
      -----------------------

         On December 2, 1996, the Company completed an initial public offering (the "Offering") of 2,325,000 shares of its common stock at an initial public offering price of $10 per share. Net proceeds to the Company were approximately $20.4 million, after deducting the underwriting discounts and commissions and other costs associated with the Offering.

   4.  Acquisition of Electrograph Systems, Inc.
       ----------------------------------------

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

         The acquisition has been accounted for as a purchase and the operating results of Electrograph are included in the Condensed Consolidated Statements of Income from the date of acquisition. The acquisition resulted in goodwill of $1,543,000 which is being amortized on the straight-line basis over 20 years.

         The following unaudited pro forma consolidated results of operations for the three months ended October 31, 1996 assume that the Electrograph acquisition occurred on August 1, 1996 and reflect the historical operations of the purchased business adjusted for lower interest on invested funds and increased amortization, net of applicable income taxes resulting from the acquisition:

                                                                   1996
                                                               (in thousands)
                                                               --------------
                  Revenues                                      $55,534
                  Net income                                        827
                  Net income per share                            $0.19

         The pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been made at the beginning of the period, or of results which may occur in the future.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K. This discussion and analysis contains certain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in those forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth below, those set forth in the Company's Annual Report on Form 10-K for the year ended July 31, 1997, and those set forth in the Company's other filings from time to time with the Securities and Exchange Commission.

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

           The Company's largest customer accounted for approximately 10% and 14% (or $4,502,000, and $7,303,000, respectively) of the Company's
      revenues  for  the  three   months  ended   October  31,  1997  and  1996,
      respectively, substantially all of which revenues were derived from the sale of hardware products. This customer accounted for 15% of revenues for the fiscal year ended July 31, 1997. There can be no assurance that the Company will continue to derive substantial revenues from this customer.

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

           The markets for the Company's products and services are characterized by rapidly changing technology and frequent introductions of new hardware and software products and services, which render many existing products noncompetitive, less profitable or obsolete. The Company believes that its inventory controls have contributed to its ability to respond effectively to these technological changes. As of October 31, 1997 and 1996, inventories represented 16% and 29%, respectively, of total assets. For the three months ended October 31, 1997 and 1996, annualized inventory turnover was 18 and 16 times, respectively. Inventory turned 17 times in the fiscal year ended July 31, 1997. The failure of the Company to anticipate technology trends or to continue to effectively manage its inventory could have a material adverse effect on the Company's business, results of operations and financial condition.

           The Company believes its controls on accounts receivable have contributed to its profitability. The Company's bad debt expense represented 0.2% of total revenues in each of the three month periods ended October 31, 1997 and 1996. For the fiscal year ended July 31, 1997, bad debt expense represented 0.2% of total revenues.

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

           The Company's Chief Executive Officer has entered into an employment agreement with the Company under which he receives annual compensation of $550,000, exclusive of fringe benefits, through the end of fiscal 1998. In addition, the Company's Executive Vice President has agreed to receive annual base compensation, exclusive of fringe benefits, of $450,000 through the end of fiscal 1998. These officers agreed and did not receive any bonuses for fiscal 1997 and further agreed that any bonus payable to either of these officers in fiscal 1998 will require the approval of a majority of the independent directors of the Company. The Company leases certain warehouse and offices from entities that are owned or controlled by the Company's majority shareholder. Each of the leases with related parties was amended effective with the closing of the Company's Initial Public Offering to reduce the rent payable under that lease to then current market rates.

      Results of Operations

           The  following   table  sets  forth,   for  the  periods   indicated,
      information derived from the Company's Condensed Consolidated Statements of Income expressed as a percentage of related revenue or total revenue.

                                                Percentage of Revenues
                                                  Three Months Ended
                                                      October 31,
                                                  1997             1996
                                                  ----             ----
           Product Sales                          98.0%            99.2%
           Services                                2.0               .8
                                                   ---               --
                Total revenue                    100.0            100.0
                                                 -----            -----

           Cost of Product Sales                  85.9             86.1
           Cost of Services                       69.9             68.3
                                                  ----             ----
                Cost of revenue                   85.6             85.9
                                                  ----             ----

           Product Gross Profit                   14.1             13.9
           Services Gross Profits                 30.1             31.7
                                                  ----             ----
                Gross Profit                      14.4             14.1
                                                  ----             ----

           Selling, general and
              administrative expenses             12.1             10.2
                                                  ----             ----
           Income from operations                  2.3              3.9
           Interest and other income, net           .4            (  .2)
                                                   ---             ----
           Income before income taxes              2.7              3.7
           Provision for income taxes              1.1              1.5
                                                   ---              ---
           Net income                              1.6%             2.2%
                                                   ====             ====

     THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1996

          REVENUE. The Company's revenue decreased $3.9 million or 7.7% from $51.0 million for the three months ended October 31, 1996 to $47.1 million for the three months ended October 31, 1997. Product revenue declined by $4.5 million (8.9%) due primarily to lower shipments to the Company's major customer as well as lower per unit prices for personal computers partially offset by revenues generated from Electrograph Systems, Inc. ("Electrograph") a wholly-owned subsidiary of the Company that was acquired on April 25, 1997. Service revenue increased $551,000 (139%) as a result of the Company's continued emphasis on providing value-added services.

           GROSS PROFIT. Cost of revenues includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit decreased $387,000 or 5.4% from $7.2 million for the first quarter of fiscal 1996 to $6.8 million for the recent fiscal quarter. Gross profits from the sale of products declined by $546,000 while gross profit from the sale of services increased by $159,000. The changes in gross profits primarily results from the changes in revenue discussed above. As a percentage of revenue, gross profit increased to 14.4% in fiscal 1997 as compared to 14.1% in fiscal 1996. Competitive pressures, changes in types of products or services sold and product availability result in fluctuation in gross profit.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $511,000 or 9.8% from $5.2 million in the first quarter of fiscal 1996 to $5.7 million in the first quarter of fiscal 1997. This increase is principally a result of overhead associated with the Company's new subsidiary, Electrograph, which was acquired on April 25, 1997 as well as higher salaries and depreciation costs partially offset by lower advertising and commissions.

          INTEREST INCOME. Interest income increased from $5,000 in fiscal 1996 to $201,000 in fiscal 1997 due to earnings on short term investments made with certain of the proceeds from the Company's initial public offering.

          PROVISION FOR INCOME TAXES. The effective income tax rate remained constant at 41% of pre-tax income.

      LIQUIDITY AND CAPITAL RESOURCES

           The Company's primary sources of financing have been internally generated working capital from profitable operations and a line of credit from a financial institution.

          For the three months ended October 31, 1997, cash used in operating activities was $413,000 consisting primarily of an increase in accounts receivable and a decrease in accounts payable and accrued expenses partially offset by net income and a decrease in inventory. The Company's accounts receivable and accounts payable and accrued expenses balances as well as its investment in inventory can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, the Company's experience is that increases in accounts receivable, inventory and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels. In addition, during the three months ended October 31, 1997 the Company used approximately $439,000 for capital expenditures, $1.4 million to repay indebtedness and generated $1.9 million from the sale of investments.

          The Company and a subsidiary have available lines of credit with a financial institution in the aggregate amount of $10.0 million. No amounts are currently outstanding under these lines.

          On December 2, 1996, the Company completed an initial public offering (the "Offering") of 2,325,000 shares of its common stock resulting in net proceeds to the Company, after deducting underwriting discount and expenses, of approximately $20.4 million. Remaining net proceeds have been invested in short-term, interest bearing, investment grade securities.

          The Company believes that its current balances in cash and cash equivalents and investments, expected cash flows from operations and available borrowings under the lines of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 1998. The Company has entered into commitments for the renovation and expansion of certain of its sales and service facilities. The aggregate remaining commitment for these projects is approximately $1.0 million which will be paid out of the Company's available cash balances. The Company currently has no other material commitments for capital expenditures. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory and the purchase of equipment and expansion of facilities as well as the possible opening of new offices and potential acquisitions.
                                       12

      PART II - OTHER INFORMATION

      Item 2.      Changes In Securities and Use of Proceeds

      Report on Sale of Securities and Uses of Proceeds Therefrom

           Subsequent  to  the  Company's  initial  public  offering,  effective
      November 25, 1996 (Registration No. 333-13345), and pursuant to the requirements of the Securities Act of 1933, as amended and then in effect, the Company filed an initial report on Form SR with the Securities and Exchange Commission on March 6, 1997.

           The following table sets forth the amount of direct or indirect payments to others from such effective date through October 31, 1997 which have changed from those amounts set forth in the Company's Annual Report on Form 10-K for the year ended July 31, 1997.

      USE OF PROCEEDS                    DIRECT OR INDIRECT  PAYMENTS  TO OTHERS
      Construction  of plant,
       buildings and facilities                    $ 250,000
      Purchase and  installation  of
        machinery  and  equipment                  $ 900,000
      Acquisition  of other  business(es)         $2,600,000
      Working capital                             $8,961,493


      Item 6.     Exhibits and Reports

      (a)     Exhibits

       Exhibit No.           Description

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



                                       MANCHESTER EQUIPMENT CO., INC.
                                       ------------------------------
                                       (Registrant)



DATE:  December 10, 1997               /s/ Barry Steinberg
                                       -------------------
                                       Barry Steinberg
                                       President and Chief Executive Officer



DATE:  December 10, 1997               /s/ Joseph Looney
                                       ------------------
                                       Joseph Looney
                                       Chief Financial Officer