Form 10-K/A
period 1997-07-31
MANCHESTER EQUIPMENT CO INC
filed 1998-01-12
CIK 1023876

FORM 10-K/A
                                 Amendment No. 1

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended July 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                         Commission File Number 0-21695

                         MANCHESTER EQUIPMENT CO., INC.
             (Exact name of Registrant as specified in its charter)

                New York                                      11-2312854
                ---------                                    ------------
     (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                        I. D. Number)

         160 Oser Avenue
       Hauppauge, New York                                     11788
 (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (516) 435-1199

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                               ------------------

Indicate by check mark  whether the  Registrant  (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days: YES [X]    NO [ ]

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


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

ITEM 11.  Summary Compensation


         The following table sets forth a summary of the compensation paid or accrued by the Company during the fiscal years ended July 31, 1997 and 1996 to the Company's Chief Executive Officer and the other executive officers whose compensation exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------
                                                                             Long-Term
                                         Annual Compensation               Compensation
                                                                           Common Stock
Name and                                                   Other Annual     Underlying          All Other
Principal Position     Year      Salary       Bonus       Compensation(6)    Options         Compensation
---------------------------------------------------------------------------------------------------------------
Barry R. Steinberg..... 1997    $550,000          -         $59,252(1)           -                  -
President and CEO       1996    $271,800    $1,816,439      $59,210(1)           -                  -

Joel G. Stemple........ 1997    $450,000          -         $33,050(2)           -                  -
Executive VP and        1996    $251,800    $1,669,193      $29,000(2)           -                  -
Secretary

Joseph Looney.......... 1997    $125,489    $47,500          $7,610          70,000(5)              -
Chief Financial         1996     $31,250    $10,000          $1,275              -                  -
Officer(3)

William F. Scheibel, Jr 1997    $128,956    $22,500           $8,266         70,000(5)              -
Chief Technology        1996     $96,157    $17,500           $4,250             -                  -
Officer(4)

---------------------------------------------------------------------------------------------------------------

(1) Includes $50,000 of premiums paid by the Company for a whole life insurance policy in the name of Mr. Steinberg having a face value of $2,600,000 and under which his daughters, on the one hand, and the Company, on the other hand, are beneficiaries and share equally in the death benefits payable under the policy.
(2) Includes $25,000 of premiums paid by the Company for a whole life insurance policy in the name of the executive officer having a face value of $1,300,000 and under which his spouse and the Company are beneficiaries and are entitled to $600,000 and $700,000, respectively, of the death benefits payable under the policy.
(3)  Began  employment with the Company on May 2, 1996.
(4)  Began employment with the Company on September 7, 1995.
(5) See Option Grant Table below for the exercise price and vesting terms of Messrs. Looney's and Scheibel's options.
(6) Includes in fiscal 1997 employer matching contributions to the Company's defined contribution plan of $6,252, $6,675, $2,510, and $3,166 for Messrs. Steinberg, Stemple, Looney and Scheibel, respectively. Other than as set forth above, no restricted stock awards, stock appreciation rights or long-term incentive plan awards (all as defined in the proxy regulations promulgated by the Securities and Exchange Commission) were awarded to, earned by, or paid to the Named Executive Officers during the fiscal year ended July 31, 1997.

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

                                Individual Grants
                        Number of      Percent of                                   Potential Realizable
                        Securities     Total Options                                Value at Assumed
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

(1)   Address is 160 Oser Avenue, Hauppauge, New York 11788.
(2) Address is 684 Broadway, Massapequa, New York 11758; consists of 3,300 shares held by Kressel, Rothlein & Roth, Esqs., in which Mr. Rothlein is a partner, and 13,200 shares held by the Kressel, Rothlein & Roth Profit Sharing Plan. Mr. Rothlein disclaims beneficial ownership of the Common Stock owned by Kressel Rothlein & Roth, Esq., except to the extent of his equitable interest in the firm, and of the Common Stock owned by the Kressel Rothlein & Roth Profit Sharing Plan, except to the extent of his beneficial interest in such plan.
(3) Excludes 29,000 shares owned by Ilene Steinberg and 29,000 shares owned by Sheryl Steinberg, daughters of Mr. Steinberg, which shares were purchased with the proceeds of a loan from Mr. Steinberg. As reported on Schedule 13D filed on March 24, 1997, as amended, Mr. Steinberg, Ilene Steinberg, and Sheryl Steinberg each disclaim beneficial ownership of the common stock owned by the others.
(4)   Consists of option exercisable on December 4, 1997.
(5)   Includes option to purchase 2,500 shares  exercisable on December 4, 1997.
 * Represents less than one tenth of one percent of outstanding shares.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


                                              Manchester Equipment Co., Inc.



Date:         January 8, 1998                 By:    /s/ Barry R. Steinberg
                                                    --------------------------
                                                      Barry R. Steinberg
                                              President, Chief Executive Officer