Form 10-Q
period 1998-01-31
MANCHESTER EQUIPMENT CO INC
filed 1998-03-13
CIK 1023876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1998

                                                                   or

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

         There were 8,545,000 outstanding shares of COMMON STOCK at February 27, 1998.

                 MANCHESTER EQUIPMENT CO., INC. AND SUBSIDIARIES

                                      Index

PART I.      FINANCIAL INFORMATION                                        Page

Item 1.      Condensed Consolidated Balance Sheets
                    January 31, 1998 (unaudited) and July 31, 1997            3

             Condensed Consolidated Statements of Income
                    Three months and six months ended
                     January 31, 1998 and 1997 (unaudited)                    4

             Condensed Consolidated Statements of Cash Flows
                    Six months ended January 31, 1998 and 1997 (unaudited)    5

             Notes to Condensed Consolidated Financial Statements             6

Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results  of Operations                      9


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                               15

Item 2.      Changes in Securities                                           15

Item 4.      Submission of Matters to a Vote of Security Holders             15

Item 6.      Exhibits and Reports                                            16

PART I  FINANCIAL INFORMATION

ITEM 1.            Financial Statements

                 Manchester Equipment Co., Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                       (in thousands except share amounts)

                                                    January 31,
                                                       1998       July 31, 1997
                                                       ----       -------------
                                                    (Unaudited)

Assets:
  Cash and cash equivalents                           $ 10,412       $ 15,049
  Investments                                                -          4,408
  Accounts receivable, net                              26,271         21,473
  Inventory                                              7,549         10,127
  Deferred income taxes                                    440            440
  Prepaid expenses and other current assets                993            248
                                                           ---            ---
         Total current assets                           45,665         51,745

  Property and equipment, net                            5,328          4,073
  Goodwill, net                                          4,438          1,524
  Deferred income taxes                                    379            379
  Other assets                                             737            487
                                                           ---            ---
                                                       $56,547        $58,208
                                                       =======        =======
Liabilities:
  Current maturities under capital lease obligations   $   142        $    99
  Notes payable - bank                                       -          1,274
  Notes payable - other                                     66            264
  Accounts payable and accrued expenses                 17,708         19,283
  Deferred service revenue                                 540            247
                                                           ---            ---
         Total current liabilities                      18,456         21,167

  Capital lease obligations, less current maturities        27             77
  Deferred compensation payable                             87             87
                                                            --             --

         Total liabilities                              18,570         21,331
                                                        ------         ------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000
   shares authorized, none issued                            -              -
  Common stock, $.01 par value; 25,000,000 shares
   authorized, 8,545,000 and 8,525,000 issued
   and outstanding                                          85             85
  Additional paid-in capital                            20,510         20,403
  Retained earnings                                     17,382         16,389
                                                        ------         ------
         Total shareholders' equity                     37,977         36,877
                                                        ------         ------
                                                                                         ------                ------
                                                       $56,547        $58,208
                                                       =======        =======

See notes to condensed consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
               (in thousands, except share and per share amounts)
                                    Unaudited

                   Three months ended January 31,   Six months ended January 31,
                              1998        1997          1998           1997
                              ----         ----         ----           ----
Revenue
  Products                  $48,308      $44,046        $94,416      $94,636
  Services                    1,064          638        2,012          1,035
                              -----          ---        -------        -----
                             49,372       44,684         96,428       95,671
                             ------       ------         ------       ------
Cost of revenue
  Products                   41,665       38,112         81,266       81,649
  Services                      803          271          1,466          542
                                ---          ---          -----          ---
                             42,468       38,383         82,732       82,191
                             ------       ------         ------       ------

    Gross profit              6,904        6,301         13,696       13,480

Selling, general and
   administrative expenses    6,705        5,105         12,404       10,293
                              -----        -----         ------       ------

    Income from operations      199        1,196          1,292        3,187

Interest expense                (23)         (71)           (33)        (191)
Interest income                 203          122            404          127
Other income                      -           23              -           23
                                ---           --            ---          ---

   Income before income taxes   379        1,270          1,663        3,146

Provision for income taxes      148          521            670        1,296
                               ----          ---            ---        -----

   Net income                $  231         $749          $ 993       $1,850
                             ======         ====          =====       ======

Net Income per share
   Basic                      $0.03      $  0.10         $0.12         $0.26
                              =====      =======         =====         =====
   Diluted                    $0.03      $  0.10         $0.12         $0.26
                              =====      =======         =====         =====

Weighted average
  shares outstanding      8,531,304    7,867,935      8,528,152    7,033,968
                          =========    =========      =========    =========



See notes to condensed consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                            For the six months ended January 31,
                                                    1998                 1997
                                                          (Unaudited)
                                                 ----------------------------

Cash flows from operating activities:
         Net income                                     $  993         $1,850
  Adjustments to reconcile net income
   to net cash from operating activities:
         Depreciation and amortization                     550            285
         Allowance for doubtful accounts                   192            185
         Stock compensation expense                         27              -
  Change in  assets and liabilities net of
   the  effects of the  purchase of Coastal:
         Increase in accounts receivable                (4,522)        (2,140)
         Decrease (increase) in inventory                3,500         (1,762)
         Increase  in prepaid expenses and
             other current assets                         (715)           (87)
         (Increase) decrease in other assets               (90)           209
         Decrease in accounts payable and
             accrued expenses                           (2,647)        (2,706)
         Decrease in deferred service contract revenue     (22)            (3)
         Decrease  in income taxes  payable                  -           (295)
         Increase in deferred compensation payable           -             85
                                                          ----          -----

         Net cash used in operating activities          (2,734)        (4,379)
                                                        ------         ------

Cash flows from investing activities:
         Capital expenditures                           (1,648)          (342)
         Proceeds from sale of assets                        -             54
         Proceeds from sale of investments               4,408              -
         Payment for the purchase of Coastal,
           net of cash acquired                         (2,921)             -
                                                        ------            ---
              Net cash used in investing activities       (161)          (288)
                                                          ----           ----

Cash flows from financing activities:
         Net repayments of borrowings                   (1,274)        (6,500)
         Payments on notes payable-shareholder               -           (235)
         Payments on capital lease obligations             (53)           (40)
         Net proceeds from initial public offering           -         20,414
         Payments on notes payable - other              (  415)             -
                                                           ---          -----

              Net cash (used in) provided by
               financing activities                     (1,742)        13,639
                                                        ------         ------
Net increase (decrease) in cash and cash equivalents    (4,637)         8,972
     Cash and cash equivalents at beginning of period   15,049          5,774
                                                        ------          -----
Cash and cash equivalents at end of period             $10,412        $14,746
                                                       =======        =======

See notes to condensed consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

   1. Operations and Basis of Presentation

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

         Sales of hardware, software and networking products comprise the majority of the Company's revenue. The Company has entered into agreements with certain suppliers and manufacturers which provide the Company favorable pricing and price protection in the event the vendor reduces its prices.

         In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company as of January 31, 1998 and the results of operations for the three months and six months ended January 31, 1998 and 1997 and cash flows for the six months ended January 31, 1998 and 1997. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended July 31, 1997, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

   2. Net Income Per Share

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS") which the Company adopted in the second quarter of fiscal 1998. It replaces the presentation of primary EPS with the presentation of basic EPS and replaces fully diluted EPS with diluted EPS. It also requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerators and denominators of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

         Net income per share of common stock for the three and six month periods ended January 31, 1998 have been calculated according to the guidelines of Statement No. 128 and prior periods' EPS data have been restated to conform with Statement No. 128.

         Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. For the periods presented, stock options and warrants have been excluded from the calculation of diluted net income per share since the result would be antidilutive.


   3. Initial Public Offering

         On December 2, 1996, the Company completed an initial public offering (the "Offering") of 2,325,000 shares of its common stock at an initial public offering price of $10 per share. Net proceeds to the Company were approximately $20.4 million, after deducting the underwriting discounts and commissions and other costs associated with the Offering.

   4.  Acquisitions

     Coastal Office Products Inc.:

          On January 2, 1998, the Company acquired all of the outstanding shares of Coastal Office Products, Inc. ("Coastal"), a Maryland corporation and a reseller and provider of microcomputer services and peripherals to companies in the greater Baltimore, Maryland area. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $3.1 million plus potential future contingent payments. The cash payment was made from the Company's cash balances. The amounts of the contingent payments will be determined based upon achieving certain agreed upon increases in revenues and pretax income over calendar 1997 amounts. Contingent payments, if any, would be paid in cash (or, under certain conditions, in Company common stock) on March 15, 1999 and March 15, 2000.

          Operating   results  of  Coastal  are   included   in  the   Condensed
     Consolidated Statements of Income from the date of acquisition. The acquisition resulted in goodwill of $2,965,000 which is being amortized on the straight-line basis over 20 years.

     Electrograph Systems, Inc.:

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

          The following unaudited pro forma consolidated results of operations for the three and six months ended January 31, 1998 and 1997 assume that the Coastal and Electrograph acquisitions occurred on August 1, 1996 and reflect the historical operations of the purchased businesses adjusted for lower interest on invested funds, contractually revised officer compensation and rent and increased amortization, net of applicable income taxes resulting from the acquisitions:

                                Three months ended           Six months ended
                                   January 31,                 January 31,
                                 1998         1997          1998         1997
                                 ----         ----          ----         ----
                                 (in thousands)               (in thousands)

         Revenues                $50,802    $51,884       $100,003     $110,071
         Net income                  242        809          1,019        2,007
         Net income per share      $0.03      $0.10          $0.12        $0.28

         The pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the acquisitions been made at the beginning of the period, or of results which may occur in the future.

   5. Legal Proceedings

           On January 12, 1998, the Company announced that it had reached an agreement in principle settling the Shareholder Securities Class Action ("Lawsuit") filed against the Company and certain of its officers in March 1997. The proposed settlement, which is subject to court approval, would result in the distribution of $1,350,000 minus approved attorney's fees and related expenses, to purchasers of the Company's common stock in the Company's initial public offering, and during the period of November 26, 1996 to February 13, 1997. The entire $1,350,000 cash settlement is to be paid by the Company's insurance carrier.

          The settlement will include a release of all claims that were asserted or that could have been asserted in the Lawsuit against the Company and its officers and directors. The Company agreed to the settlement solely to avoid the expense, burdens and uncertainties of further litigation and continues to deny that it has any liability on account of the matters asserted in the litigation or that the Plaintiffs' claims have merit.

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report or Form 10-K. This discussion and analysis contains certain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in those forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth below, those set forth in the Company's Annual Report on Form 10-K for the year ended July 31, 1997, and those set forth in the Company's other filings from time to time with the Securities and Exchange Commission.

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

           The Company's largest customer accounted for approximately 8% and 12% (or $7,698,000, and $11,480,000, respectively) of the Company's revenues for the six months ended January 31, 1998 and 1997, respectively, substantially all of which revenues were derived from the sale of hardware products. This customer accounted for 15% of revenues for the fiscal year ended July 31, 1997. There can be no assurance that the Company will continue to derive substantial revenues from this customer.

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

           The markets for the Company's products and services are characterized by rapidly changing technology and frequent introductions of new hardware and software products and services, which render many existing products noncompetitive, less profitable or obsolete. The Company believes that its inventory controls have contributed to its ability to respond effectively to these technological changes. As of January 31, 1998 and 1997, inventories represented 13% and 17%, respectively, of total assets. For the six months ended January 31, 1998 and 1997, annualized inventory turnover was 22 and 15 times, respectively. Inventory turned 17 times in the fiscal year ended July 31, 1997. The failure of the Company to anticipate technology trends or to continue to effectively manage its inventory could have a material adverse effect on the Company's business, results of operations and financial condition.

           The Company believes its controls on accounts receivable have contributed to its profitability. The Company's bad debt expense represented 0.2% of total revenues in each of the six month periods ended January 31, 1998 and 1997. For the fiscal year ended July 31, 1997, bad debt expense represented 0.2% of total revenues.

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

          As a result of rapid changes which are taking place in computer and networking technologies, product life cycles are short. Accordingly, the Company's product offerings change constantly. Prices of products change with generally higher prices early in the life cycle of the product and lower prices near the end of the product's life cycle. Recently, the computer industry has experienced rapid declines in average selling prices of personal computers. In some instances, the Company has been able to offset these price declines with increases in units shipped. There can be no assurance that average selling prices will not continue to decline or that the Company will be able to offset declines in average selling prices with increases in units shipped.

          The Company's Chief Executive Officer has entered into an employment agreement with the Company under which he receives annual compensation of $550,000, exclusive of fringe benefits, through the end of fiscal 1998. In addition, the Company's Executive Vice President has agreed to receive annual base compensation, exclusive of fringe benefits, of $450,000 through the end of fiscal 1998. These officers agreed not to, and did not, receive any bonuses for fiscal 1997 and further agreed that any bonus payable to either of these officers in fiscal 1998 will require the approval of a majority of the independent directors of the Company. The Company leases certain warehouse facilities and offices from entities that are owned or controlled by the Company's majority shareholder. Each of the leases with related parties was amended effective with the closing of the Company's Initial Public Offering to reduce the rent payable under that lease to then current market rates.

      Results of Operations

           The  following   table  sets  forth,   for  the  periods   indicated,
      information derived from the Company's Condensed Consolidated Statements of Income expressed as a percentage of related revenue or total revenue.

                                                   Percentage of Revenue
                                          Three Months Ended   Six Months Ended
                                              January 31,        January 31,
                                           1998       1997     1998       1997
                                           ----       -----    ----       ----
         Product Sales                     97.8%      98.6%     97.9%     98.9%
         Services                           2.2        1.4       2.1       1.1
                                            ---        ---       ---       ---
              Total revenue               100.0      100.0     100.0     100.0
                                          -----      -----     -----     -----

         Cost of Product Sales             86.2       86.5      86.1      86.3
         Cost of Services                  75.5       42.5      72.9      52.4
                                           ----       ----      ----      ----
              Cost of revenue              86.0       85.9      85.8      85.9
                                          -----      -----      ----      ----

         Product Gross Profit              13.8       13.5      13.9      13.7
         Services Gross Profits            24.5       57.5      27.1      47.6
                                           ----       ----      ----      ----
              Gross Profit                 14.0       14.1      14.2      14.1
                                           ----       ----      ----      ----

         Selling, general and
            administrative expenses        13.6       11.4      12.9      10.8
                                          -----       ----      ----      ----
         Income from operations             0.4        2.7       1.3       3.3
         Interest and other income, net     0.4        0.1       0.4      .0
                                           ----        ---       ---    ----
         Income before income taxes         0.8        2.8       1.7       3.3
         Provision for income taxes         0.3        1.1       0.7       1.4
                                          -----       ----       ---       ---
         Net income                         0.5%       1.7%      1.0%      1.9%
                                          ======      =====      ===       ===

     Three Months Ended January 31, 1998 Compared to Three Months Ended October 31, 1997

          Revenue. The Company's revenue increased $4.7 million or 10.5% from $44.7 million for the three months ended January 31, 1997 to $49.4 million for the three months ended January 31, 1998. Product revenue increased by $4.3 million (9.7%) due primarily to revenue generated from the Company's new wholly-owned subsidiaries, Electrograph Systems, Inc. ("Electrograph"), which was acquired on April 25, 1997, and Coastal, which was acquired on January 2, 1998, as well as increases in the numbers of personal computers shipped. These increases were partially offset by lower shipments to the Company's major customer and lower per unit prices for personal computers. Service revenue increased $426,000 (67%) as a result of the Company's continued emphasis on providing value-added services.

           Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit increased $603,000 or 9.6% from $6.3 million for the second quarter of fiscal 1997 to $6.9 million for the most recent fiscal quarter. Gross profits from the sale of products increased by $709,000 while gross profit from the sale of services declined by $106,000. The changes in gross profits from the sale of products primarily results from the changes in revenue discussed above. The decline in gross profit from service offerings is due to increases in salaries and personnel involved in providing technical services. The

      Company continues to add technical and engineering personnel as a means of growing service related business. As a percentage of revenue, gross profit decreased to 14.0% in fiscal 1998 as compared to 14.1% in fiscal 1997. Competitive pressures, changes in types of products or services sold and product availability result in fluctuation in gross profit.

              Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,600,000 or 31.3% from $5.1 million in the second quarter of fiscal 1997 to $6.7 million in the second quarter of fiscal 1998. This increase is principally a result of additional personnel and higher salaries related to the Company's increased emphasis on providing value-added services as well as additional operating costs associated with the Company's new subsidiaries, Electrograph and Coastal, which were acquired on April 25, 1997 and January 2, 1998, respectively, and higher depreciation and amortization, training, and legal costs partially offset by lower advertising expenses.

              Interest Income. Interest income increased from $122,000 in fiscal 1997 to $203,000 in fiscal 1998 due to earnings on short term investments made with certain of the proceeds from the Company's initial public offering.

              Provision for Income Taxes. The effective income tax rate remained relatively constant at approximately 40% of income before income taxes.

     Six Months Ended January 31, 1998 Compared To Six Months Ended January 31, 1997

          Revenue. The Company's revenue increased by $757,000 (0.8%) from $95.7 million for the first six months of fiscal 1997 to $96.4 million for the first six months of fiscal 1998. The increase is due to revenue from newly acquired subsidiaries partially offset by lower shipments to the Company's major customer and lower per unit prices for personal computers. Revenue from service offerings increased by 94% over service revenue for the prior year fiscal period while product revenue declined by 0.2% from fiscal 1997 amounts.

              Gross Profit. Gross profit increased $216,000 (1.6%) from $13.5 million for the first six months of fiscal 1997 to $13.7 million for the most recent six month period. Margins on product sales improved to 13.9% versus 13.7% due to better product mix while margins on service offerings declined from 47.6% to 27.1% primarily due to higher salaries and additions to personnel in the technical services area.

              Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.1 million (20.5%) from $10.3 million in fiscal 1997 to $12.4 in fiscal 1998. This increase is primarily due to increases in the personnel infrastructure as the Company continues to build its sales and service organization and increase its emphasis on providing value added services. Furthermore, selling, general and administrative expenses increased due to the addition of the two new subsidiaries that were not a part of the Company in the comparable period a year ago, as well as higher depreciation, training and legal expenses partially offset by lower advertising costs.

          Interest  Income.   Interest  income  increased  due  to  earnings  on
     investments made with the proceeds from the Company's initial public offering.

          Provisions For Income Taxes. The effective income tax rate remained relatively constant at approximately 40% of income before income taxes.

      Liquidity and Capital Resources

           Historically, the Company's primary sources of financing have been internally generated working capital from profitable operations and a line of credit from a financial institution.

          For the six months ended January 31, 1998, cash used in operating activities was $2.7 million consisting primarily of an increase in accounts receivable and a decrease in accounts payable and accrued expenses, partially offset by net income and a decrease in inventory. The Company's accounts receivable and accounts payable and accrued expenses balances as well as its investment in inventory can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, the Company's experience is that increases in accounts receivable, inventory and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels. In addition, during the three months ended January 31, 1998 the Company used approximately $1.6 million for capital expenditures, $1.7 million to repay indebtedness and $2.9 million (net of cash acquired) to acquire Coastal and generated $4.4 million from the sale of investments. On December 2, 1996, the Company completed an initial public offering (the "Offering") of 2,325,000 shares of its common stock resulting in net proceeds to the Company, after deducting underwriting discount and expenses, of approximately $20.4 million.

           The Company and a subsidiary have available lines of credit with a financial institution in the aggregate amount of $10.0 million. No amounts are currently outstanding under these lines.

           The Company believes that its current balances in cash and cash equivalents and investments, expected cash flows from operations and available borrowings under the lines of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 1998. The Company has entered into commitments for the renovation and expansion of certain of its sales and service facilities. The aggregate remaining commitment for these projects is approximately $750,000, which will be paid out of the Company's available cash balances. The Company currently has no other material commitments for capital expenditures. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory and the purchase of equipment and expansion of facilities as well as the possible opening of new offices and potential acquisitions.
                                       14

      PART II - OTHER INFORMATION

      Item 1.              Legal Proceedings

           On January 12, 1998, the Company announced that it had reached an agreement in principle settling the Shareholder Securities Class Action ("Lawsuit") filed against the Company and certain of its officers in March 1997. The proposed settlement, which is subject to court approval, would result in the distribution of $1,350,000 minus approved attorney's fees and related expenses, to purchasers of the Company's common stock in the Company's initial public offering, and during the period of November 26, 1996 to February 13, 1997. The entire $1,350,000 cash settlement is to be paid by the Company's insurance carrier.

           The settlement will include a release of all claims that were asserted or that could have been asserted in the Lawsuit against Manchester Equipment and its officers and directors. The Company has agreed to the settlement solely to avoid the expense, burdens and uncertainties of further litigation and continues to deny that it has any liability on account of the matters asserted in the litigation or that the Plaintiffs' claims have merit.

      Item 2.              Changes in Securities

      Recent Sales of Unregistered Securities

          In connection with employment agreements entered into with the two former shareholders of Coastal, on January 2, 1998 the Company issued to each such shareholder 10,000 shares of its common stock. Such shares are unregistered, were issued under Section 4(2) of the Securities Act of 1933, as amended, and are restricted in that they vest ratably over a three year period commencing on the date of issuance, with all unvested shares being forfeited and canceled if the individual's employment is voluntarily terminated or terminated for cause (as defined in the employment agreement). The individuals acquired the shares for investment and the stock certificates representing the shares were duly legended.

      Item 4. Submission of Matters to a Vote of Security Holders

             On January 14, 1998 the Company held its Annual Meeting of Shareholders to (1) elect five Directors to serve until the 1999 Annual Meeting of Shareholders; and (2) ratify the reappointment of KPMG Peat Marwick LLP as independent auditors of the Company for the year ending July 31, 1998.

             The results of the voting for the election of Directors were as follows:

                                                                  Broker
           Nominee          For        Withheld      Abstain     Non-votes
           ---------------------------------------------------------------

      Barry R. Steinberg   7,780,145   225,400        0               0
      Joel G. Stemple      7,780,145   225,400        0               0
      Joel Rothlein        7,781,145   224,400        0               0
      George Bagetakos     7,781,145   224,400        0               0
      Julian Sandler       7,781,145   224,400        0               0

             Accordingly, each of the five nominees received a plurality of the total votes that were cast.

             The results of the voting on the ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent auditors were as follows:

                                                                       Broker
                           For               Against   Abstain        Non-votes
                           ---               -------   -------        ---------
                      7,973,645              6,400     25,500            0

             Accordingly, the number of shares voted for the ratification of the appointment of KPMG Peat Marwick constituted a majority of the shares present in person or represented by proxy.

      Item 6.     Exhibits and Reports

      (a)     Exhibits
      ----------------

      Exhibit No.      Description
      -----------      -----------
      10.5.j           Lease dated October 1, 1997 between Registrant and
                       Spanish River Executive Plaza, Ltd. a/k/a Century
                       Financial Plaza

      10.5.k Lease dated January 2, 1998 between Coastal Office Products, Inc. and BC & HC Properties, LLC

      10.12 Definitive Purchase Agreement and Indemnity Agreement between Registrant and Coastal Office Products, Inc.

         27            Financial Data Schedule


      (b)     Reports on Form 8-K
      ---------------------------

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



                                          MANCHESTER EQUIPMENT CO., INC.
                                                      (Registrant)



DATE:  March   12, 1998                    s/s Barry Steinberg
                                           -------------------
                                           Barry Steinberg
                                           President and Chief Executive Officer



DATE:  March   12, 1998                    s/s Joseph Looney
                                           -----------------
                                           Joseph Looney
                                           Chief Financial Officer
                                       17