Form 10-Q
period 1998-04-30
MANCHESTER EQUIPMENT CO INC
filed 1998-06-11
CIK 1023876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1998

                                       or

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

         There  were  8,418,800  outstanding  shares of COMMON  STOCK at May 31,
1998.

                 MANCHESTER EQUIPMENT CO., INC. AND SUBSIDIARIES

                                      Index

PART I.            FINANCIAL INFORMATION                                   Page

Item 1.            Condensed Consolidated Balance Sheets
                          April 30, 1998 (unaudited) and July 31, 1997       3

                   Condensed Consolidated Statements of Income
                      Three months and nine months ended
                      April 30, 1998 and 1997 (unaudited)                    4

                   Condensed Consolidated Statements of Cash Flows
                      Nine months ended April 30, 1998 and 1997 (unaudited)  5

                   Notes to Condensed Consolidated Financial Statements      6

Item 2.            Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                8


PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings                                        14


Item 6.            Exhibits and Reports                                     14

PART I  FINANCIAL INFORMATION

ITEM 1.            Financial Statements

                 Manchester Equipment Co., Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                       (in thousands except share amounts)

                                               April 30, 1998      July 31, 1997
                                                (Unaudited)
                                                 -----------       -------------

Assets:
Cash and cash equivalents                            $ 7,290            $15,049
  Investments                                          2,501              4,408
  Accounts receivable, net                            25,716             21,473
  Inventory                                            5,625             10,127
  Deferred income taxes                                  440                440
  Prepaid expenses and other current assets              402                248
                                                         ---                ---
         Total current assets                         41,974             51,745

  Property and equipment, net                          5,911              4,073
  Goodwill, net                                        4,382              1,524
  Deferred income taxes                                  379                379
  Other assets                                           626                487
                                                         ---                ---
                                                     $53,272            $58,208
                                                     =======            =======

  Current maturities under capital
    lease obligations                             $      145            $    99
  Notes payable - bank                                     -              1,274
  Notes payable - other                                    -                264
  Accounts payable and accrued expenses               13,988             19,283
  Deferred service revenue                               570                247
                                                         ---                ---

      Total current liabilities                       14,703             21,167

  Capital lease obligations, less current maturities       -                 77
     Deferred compensation payable                        87                 87
                                                          --                 --

         Total liabilities                            14,790             21,331
                                                      ------             ------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000
    shares authorized, none issued                         -                  -
  Common stock, $.01 par value; 25,000,000 shares
    authorized, 8,545,000 and 8,525,000 issued            85                 85
  Additional paid-in capital                          20,527             20,403
  Treasury stock (22,400 shares)                         (99)                 -
  Retained earnings                                   17,969             16,389
                                                      ------             ------

         Total shareholders' equity                   38,482             36,877
                                                      ------             ------
                                                     $53,272            $58,208
                                                     =======            =======

See notes to condensed consolidated financial statements.
                                        3

                 Manchester Equipment Co., Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                    Unaudited

                                  Three months ended April 30,    Nine months ended  April 30,
                                      1998             1997              1998        1997
                                      ----             ----              ----        ----
Revenue
       Products                     $52,655           $43,405         $147,071     $138,041
       Services                       1,514               765            3,526        1,800
                                      -----               ---            -----        -----
                                     54,169            44,170          150,597      139,841
                                     ------            ------          -------      -------
Cost of revenue
       Products                      45,026            37,385          126,292      119,039
       Services                       1,160               347            2,626          884
                                      -----               ---            -----          ---
                                     46,186            37,732          128,918      119,923
                                     ------            -------         -------      -------

       Gross profit                   7,983             6,438           21,679       19,918

Selling, general and
    administrative expenses           7,086             5,194           19,490       15,487
                                      -----             -----           ------       ------

       Income from operations           897             1,244            2,189        4,431

Interest expense                        ( 5)              ( 2)             (38)        (193)
Interest income                          82               217              486          344
Other income                              -                 -                -           23
                                        ---             -----             ----           --

     Income before income taxes         974             1,459            2,637        4,605

Provision for income taxes              387               589            1,057        1,885
                                        ---               ---            -----        -----

     Net income                       $ 587              $870           $1,580       $2,720
                                      =====              ====           ======       ======

Net Income per share
   Basic                              $0.07           $  0.10           $0.19         $0.36
                                      =====           =======           =====         =====
   Diluted                            $0.07           $  0.10           $0.19         $0.36
                                      =====           =======           =====         =====

Weighted average
  shares outstanding
  Basic                               8,542             8,525            8,533        7,531
                                      =====             =====            =====        =====
  Diluted                             8,548             8,525            8,535        7,531
                                      =====             =====            =====        =====


See notes to condensed consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                For the nine months ended April 30,
                                                                         1998          1997
                                                                             (Unaudited)
                                                                             -----------

Cash flows from operating activities:
     Net income                                                         $1,580       $2,720
  Adjustments to reconcile net income to net cash from
   operating activities:
     Depreciation and amortization                                         900          450
     Allowance for doubtful accounts                                       288          210
     Stock compensation expense                                             44            6
  Change in assets and liabilities net of the effects
   of acquisitions:
     Increase in accounts receivable                                    (4,063)      (1,606)
     Decrease (increase) in inventory                                    5,424         (514)
     Decrease (increase)  in prepaid expenses and
         other current assets                                             (124)         128
     Decrease (increase) in other assets                                    21         (168)
     (Decrease) increase in accounts payable and
        accrued expenses                                                (6,367)       1,009
     (Decrease) increase in deferred service contract revenue                8          (16)
     Decrease  in income taxes  payable                                      -         (295)
     Increase in deferred compensation payable                               -           85
        Net cash provided by (used in) operating activities             (2,289)       2,009

Cash flows from investing activities:
     Capital expenditures                                               (2,525)        (881)
     Proceeds from sale of assets                                            -           54
     Proceeds from sale of (payment for purchase of) investments         1,907       (2,947)
Payment for acquisitions, net of cash acquired                          (2,921)      (1,857)
                                                                         -----        -----
          Net cash used in investing activities                         (3,539)      (5,631)
                                                                        ------        ------

Cash flows from financing activities:
     Net repayments of borrowings                                       (1,274)      (6,500)
     Payments on notes payable-shareholder                                   -         (353)
     Payments on capital lease obligations                                 (77)         (64)
     Net proceeds from initial public offering                               -       20,414
     Purchase of  treasury stock                                           (99)           -
     Payments on notes payable - other                                    (481)           -
                                                                           ---     --------
          Net cash (used in) provided by  financing activities          (1,931)      13,497
                                                                         -----       ------
Net increase (decrease) in cash and cash equivalents                    (7,759)       9,875
     Cash and cash equivalents at beginning of period                   15,049        5,774
                                                                        ------        -----
Cash and cash equivalents at end of period                              $7,290      $15,649
                                                                        ======      =======


See notes to condensed consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

   1. Operations and Basis of Presentation

         Manchester Equipment Co., Inc. (the "Company") is an integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. The Company offers its customers single-source solutions customized to their information systems needs by combining value-added services with hardware, software, networking products and peripherals from leading vendors.

         Sales of hardware, software and networking products comprise the majority of the Company's revenue. The Company has entered into agreements with certain suppliers and manufacturers which provide the Company favorable pricing and price protection in the event the vendor reduces its prices.

          In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company as of April 30, 1998 and the results of operations for the three months and nine months ended April 30, 1998 and 1997 and cash flows for the nine months ended April 30, 1998 and 1997. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended July 31, 1997, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

          Net income per share of common stock for the three and nine month periods ended April 30, 1998 have been calculated according to the guidelines of Statement No. 128 and prior periods' EPS data have been restated to conform with Statement No. 128.

          Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Stock options and warrants are excluded from the calculation of diluted net income per share when the result would be antidilutive.


3.   Initial Public Offering

          On December 2, 1996, the Company completed an initial public offering (the "Offering") of 2,325,000 shares of its common stock at an initial public offering price of $10 per share. Net proceeds to the Company were approximately $20.4 million, after deducting the underwriting discounts and commissions and other costs associated with the Offering.

4.   Acquisitions

     Coastal Office Products Inc.:

          On January 2, 1998, the Company acquired all of the outstanding shares of Coastal Office Products, Inc. ("Coastal"), a reseller and provider of microcomputer services and peripherals to companies in the greater Baltimore, Maryland area. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $3.1 million plus potential future contingent payments. The cash payment was made from the Company's cash balances. The amounts of the contingent payments will be determined based upon achieving certain agreed upon increases in revenues and pretax income over calendar 1997 amounts. Contingent payments, if any, would be paid in cash (or, under certain conditions, in Company common stock) on March 15, 1999 and March 15, 2000.

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

          The following unaudited pro forma consolidated results of operations for the nine months ended April 30, 1998 and 1997 assume that the Coastal and Electrograph acquisitions occurred on August 1, 1996 and reflect the historical operations of the purchased businesses adjusted for lower interest on invested funds, contractually revised officer compensation and rent and increased amortization, net of applicable income taxes, resulting from the acquisitions:

                                                            Nine months ended
                                                                 April 30,
                                                            1998         1997
                                                         (in thousands,  except
                                                            per share amounts)

                  Revenue                                 $154,172     $161,323
                  Net income                                 1,605        2,907
                  Net income per share                       $0.19        $0.39

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

     General

          Manchester is an integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. The Company offers its customers single-source solutions customized to their information systems needs by combining value-added services with hardware, software, networking products and peripherals from leading vendors. To date, most of the Company's revenue has been derived from product sales. The Company generally does not develop or sell software products. However, certain computer hardware products sold by the Company are loaded with pre-packaged software products.

          As a result of intense price competition within the computer industry as well as other industry conditions, the Company has experienced increasing pressure on per unit prices as well as on its gross profit and operating margins with respect to the sale of products. The Company's strategy includes increasing its focus on providing value added services with operating margins that are higher than those obtained with respect to the sale of products. The Company has experienced a significant increase in selling, general and administrative expenses primarily in the from of increased personnel costs, in connection with the implementation of this strategy. The Company's future performance will depend in part on its ability to manage successfully a continuing shift in its operations to value-added services.

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

          The Company's largest customer accounted for approximately 8% and 14% (or $11,355,000, and $20,069,000, respectively) of the Company's revenue for the nine months ended April 30, 1998 and 1997, respectively, substantially all of which revenue was derived from the sale of hardware products. This customer accounted for 15% of revenue for the fiscal year ended July 31, 1997. There can be no assurance that the Company will continue to derive substantial revenue from this customer.

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

          The markets for the Company's products and services are characterized by rapidly changing technology and frequent introductions of new hardware and software products and services, which render many existing products noncompetitive, less profitable or obsolete. The Company believes that its inventory controls have contributed to its ability to respond effectively to these technological changes. As of April 30, 1998 and 1997, inventories represented 11% and 19%, respectively, of total assets. For the nine months ended April 30, 1998 and 1997, annualized inventory turnover was 30 and 14 times, respectively. Inventory turned 17 times in the fiscal year ended July 31, 1997. The failure of the Company to anticipate technology trends or to continue to effectively manage its inventory could have a material adverse effect on the Company's business, results of operations and financial condition.

          The Company believes its controls on accounts receivable have contributed to its profitability. The Company's bad debt expense represented 0.2% of total revenue in each of the nine month periods ended April 30, 1998 and 1997. For the fiscal year ended July 31, 1997, bad debt expense represented 0.2% of total revenues.

          The Company's quarterly revenue and operating results have varied significantly in the past and are expected to continue to do so in the future. Quarterly revenue and operating results generally fluctuate as a result of the demand for the Company's products and services, the introduction of new hardware and software technologies with improved features, the introduction of new services by the Company and its competitors, changes in the level of the Company's operating expenses, the timely availability of product supply, competitive conditions and economic conditions. In particular, the Company currently is increasing certain of its fixed operating expenses, including a significant increase in personnel, as part of its strategy to increase its focus on providing higher margin, value-added services. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year.

          As a result of rapid changes that are taking place in computer and networking technologies, product life cycles are short. Accordingly, the Company's product offerings change constantly. Prices of products change with generally higher prices early in the life cycle of the product and lower prices near the end of the product's life cycle. Recently, the computer industry has experienced rapid declines in average selling prices of personal computers. In some instances, the Company has been able to offset these price declines with increases in units shipped. There can be no assurance that average selling prices will not continue to decline or that the Company will be able to offset declines in average selling prices with increases in units shipped.

          The Company has undertaken a complete and thorough review of all of its operations to determine those aspects which involve or are dependent upon a computer application. The Company is reviewing the software and operating systems for each such application to determine if it is Year 2000 compliant. Any such system or application which is not Year 2000 compliant is being modified or upgraded to assure our continued ability to operate without interruption. This process has been underway since before January 1, 1998 and is currently on schedule for completion before January 1, 1999. The Company intends to secure assurances regarding Year 2000 compliance from other companies upon which we may rely for products or services.

          Most of the personal computers shipped by the Company utilize operating systems developed by Microsoft Corporation. Windows 98, Microsoft's latest operating system, is expected to be available in June 1998. The United States Department of Justice has brought an antitrust action against Microsoft, which could delay the introduction and distribution of this, and other Microsoft products. The potential unavailability of Microsoft products could have a material adverse effect on the Company's business, results of operations and financial condition.

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

                                                      Percentage of Revenue
                                       Three Months Ended      Nine Months Ended
                                             April 30,             April 30,
                                         1998       1997        1998      1997
                                         ----       ----        ----      ----
    Product Sales                        97.2%      98.3%       97.7%      98.7%
    Services                              2.8        1.7         2.3        1.3
                                          ---        ---         ---        ---
         Total revenue                  100.0      100.0       100.0      100.0
                                        -----      -----       -----      -----

    Cost of Product Sales                85.6       86.1        85.9       86.2
    Cost of Services                     76.6       45.4        74.5       49.1
                                         ----       ----        ----       ----
         Cost of revenue                 85.3       85.4        85.6       85.8
                                         ----      -----        ----       ----

    Product Gross Profit                 14.4       13.9        14.1       13.8
    Services Gross Profit                23.4       54.6        25.5       50.9
                                         ----       ----        ----       ----
         Gross Profit                    14.7       14.6        14.4       14.2

    Selling, general and
       administrative expenses           13.1       11.8        12.9       11.0
                                         ----       ----        ----       ----
    Income from operations                1.6        2.8         1.5        3.2
    Interest and other income, net        0.2        0.5         0.3        0.1
                                          ---        ---         ---        ---
    Income before income taxes            1.8        3.3         1.8        3.3
    Provision for income taxes            0.7        1.3         0.7        1.4
                                          ---        ---         ---        ---
    Net income                            1.1%       2.0%        1.1%       1.9%
                                          ===        ===         ===        ===

Three Months Ended April 30, 1998 Compared to Three Months Ended April 30, 1997

     Revenue. The Company's revenue increased $10.0 million or 22.6% from $44.2 million for the three months ended April 30, 1997 to $54.2 million for the three months ended April 30, 1998. Product revenue increased by $9.2 million (21.3%)
due primarily to revenue generated from the Company's new wholly-owned subsidiaries, Electrograph Systems, Inc. ("Electrograph"), which was acquired on April 25, 1997, and Coastal, which was acquired on January 2, 1998, as well as increases in the number of personal computers shipped. These increases were partially offset by lower shipments to the Company's major customer and lower per unit prices for personal computers. Service revenue increased $749,000 (98%) as a result of the Company's continued emphasis on providing value-added services.

     Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit increased $1.5 million or 24.0% from $6.4 million for the third quarter of fiscal 1997 to $8.0 million for the most recent fiscal quarter. Gross profit from the sale of products increased by $1.6 million while gross profit from the sale of services declined by $64,000. The changes in gross profit from the sale of products primarily results from the changes in revenue discussed above. The decline in gross profit from services is due to increases in salaries and personnel involved in providing technical services, partially offset by higher revenue. The current quarter cost of services reflects the costs of technical and engineering personnel added, principally in the previous fiscal quarter, as a part of the Company's strategy to grow higher margin service related business. As a percentage of revenue, gross profit increased to 14.7% in fiscal 1998 as compared to 14.6% in fiscal 1997. Competitive pressures, changes in types of products or services sold and product availability result in fluctuation in gross profit.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.9 million or 36.4% from $5.2 million in the third quarter of fiscal 1997 to $7.1 million in the second quarter of fiscal 1998. This increase is principally a result of higher salaries and personnel costs related to the Company's increased emphasis on providing value-added services as well as additional operating costs associated with the Company's new subsidiaries, Electrograph and Coastal, which were acquired on April 25, 1997 and January 2, 1998, respectively, and higher depreciation and amortization, training, and legal costs partially offset by lower advertising expenses.

     Interest Income. Interest income decreased from $217,000 in fiscal 1997 to $82,000 in fiscal 1998 due to lower cash balances available for investment.

     Provision for Income Taxes. The effective income tax rate remained relatively constant at approximately 40% of income before income taxes.

Nine Months Ended April 30, 1998 Compared To Nine Months Ended April 30, 1997

     Revenue. The Company's revenue increased by $10.8 million (7.7%) from $139.8 million for the first nine months of fiscal 1997 to $150.6 million for the first nine months of fiscal 1998. The increase is due to revenue from newly acquired subsidiaries partially offset by lower shipments to the Company's major customer and lower per unit prices for personal computers. Revenue from services increased by 96% over service revenue for the prior nine month fiscal period while product revenue increased by 6.5% from fiscal 1997 amounts.

     Gross Profit. Gross profit increased $1.8 million (8.8%) from $19.9 million for the first nine months of fiscal 1997 to $21.7 million for the most recent nine month period. Margins on product sales improved to 14.1% versus 13.8% due to better product mix while margins on service offerings declined from 50.9% to 25.5% primarily due to higher salaries and additions to personnel in the technical services area.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.0 million (25.8%) from $15.5 million in fiscal 1997 to $19.5 in fiscal 1998. This increase is primarily due to increases in the personnel infrastructure as the Company continues to build its sales and service organization and increase its emphasis on providing value added services. Furthermore, selling, general and administrative expenses increased due to the addition of the two new subsidiaries that were not a part of the Company in the comparable period a year ago, as well as higher depreciation and amortization, training and legal expenses partially offset by lower advertising costs.

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

     For the nine months ended April 30, 1998, cash used in operating activities was $2.3 million consisting primarily of an increase in accounts receivable and a decrease in accounts payable and accrued expenses, partially offset by net income and a decrease in inventory. The Company's accounts receivable and accounts payable and accrued expenses balances as well as its investment in inventory can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, the Company's experience is that increases in accounts receivable, inventory and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels. In addition, during the nine months ended April 30, 1998 the Company used approximately $2.5 million for capital expenditures, $1.8 million to repay indebtedness and $2.9 million (net of cash acquired) to acquire Coastal and generated $1.9 million from the sale of investments. On December 2, 1996, the Company completed an initial public offering (the "Offering") of 2,325,000 shares of its common stock resulting in net proceeds to the Company, after deducting underwriting discount and expenses, of approximately $20.4 million.

     The Company and a subsidiary have available lines of credit with a financial institution in the aggregate amount of $10.0 million. As of April 30, 1998, no amounts are outstanding under these lines.

     The Company believes that its current balances in cash and cash equivalents and investments, expected cash flows from operations and available borrowings under the lines of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 1998. On March 10, 1998, the Company announced that its Board of Directors authorized the expenditure, through February 28, 1999, of up to $1.8 million to repurchase its common stock. As of May 19, 1998, approximately $1.3 million remains available for repurchases under the program. The Company has entered into commitments for the renovation and expansion of certain of its sales and service facilities. The aggregate remaining commitment for these projects is approximately $500,000, which will be paid out of the Company's available cash balances. The Company currently has no other material commitments for capital expenditures. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory and the purchase of equipment and expansion of facilities as well as the possible opening of new offices and potential acquisitions.

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



                                          MANCHESTER EQUIPMENT CO., INC.
                                          (Registrant)



DATE:  June 10, 1998                      ss: Barry Steinberg
                                              ---------------
                                          Barry Steinberg
                                          President and Chief Executive Officer



DATE:  June 10, 1998                      ss: Joseph Looney
                                              -------------
                                          Joseph Looney
                                          Chief Financial Officer