Form 10-K
period 1998-07-31
MANCHESTER EQUIPMENT CO INC
filed 1998-10-27
CIK 1023876

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1998

                                       OR


_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission File Number 0-21695

                         MANCHESTER EQUIPMENT CO., INC.
             (Exact name of Registrant as specified in its charter)

             New York                             11-2312854
   (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 I. D. Number)

        160 Oser Avenue                                11788
        Hauppauge, New York                          (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (516) 435-1199

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                               ------------------

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES __X__ NO _____

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 2, 1998 was $8,621,988 (2,759,036 shares at a closing sale price of $3.125).

As of October 2, 1998, 8,096,600 shares of Common Stock ($.01 par value) of the Registrant were issued and outstanding.
                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                         MANCHESTER EQUIPMENT CO., INC.

                                    FORM 10-K
                            YEAR ENDED JULY 31, 1998
                                TABLE OF CONTENTS







Part I
                                                                      Page
Item 1.   Business                                                       3
Item 2.   Properties                                                    10
Item 3.   Legal Proceedings                                             11
Item 4.   Submission of Matters to a Vote of Security Holders           11


Part II

Item 5.   Market for the Registrant's Common Stock and Related           11
          Stockholder Matters
Item 6.   Selected Financial Data                                        12
Item 7.   Management's  Discussion  and  Analysis of  Financial          13
          Condition and Results of Operations
Item 8.   Financial Statements and Supplementary Data                    17
Item 9.   Change  In and  Disagreements  with  Accountants  on           17
          Accounting  and  Financial Disclosures

Part III

Item 10.  Directors and Executive Officers of the Registrant             18
Item 11.  Executive Compensation                                         18
Item 12.  Security Ownership of Certain Beneficial Owners and Management 21
Item 13.  Certain Relationships and  Related Transactions                22

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports            23
          on Form 8-K

Signatures   Chief Executive Officer, Chief Financial Officer,           42
             and Directors

                                     PART I

This Report contains certain forward-looking statements that are based on current expectations. The actual results of Manchester Equipment Co., Inc. (the "Company") may differ materially from the results discussed herein as a result of a number of unknown factors. Such factors include, but are not limited to, there being no assurance that the acquisitions of Electrograph Systems, Inc. and Coastal Office Products, Inc. will continue to add to the Company's profitability, that the Company will be successful in its efforts to focus on value-added services, that the Company will be successful in attracting and retaining highly skilled technical personnel and sales representatives necessary to implement the Company's growth strategies, that the Company will not be adversely affected by continued intense competition in the computer industry, continued decreases in average selling prices of personal computers, a lack of product availability or deterioration in relationships with manufacturers, or a loss or decline in sales to any of its major customers. See "Products" and "Competition" in Part I, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report for a discussion of important factors that could affect the validity of any forward looking statements.

ITEM 1. Business


General

         Manchester Equipment Co., Inc. ("Manchester" or the "Company") is a network integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. The Company offers its customers single-source solutions customized to their information systems needs by combining value-added services with hardware, software, networking products and peripherals from leading vendors. Over the past 25 years, the Company has forged long-standing relationships with both customers and suppliers and capitalized on the rapid developments in the computer industry, including the shift toward client/server-based platforms.

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

         The Company offers its customers a variety of value-added services, such as consulting, integration and support services, together with a broad range of computer and networking products from leading vendors. Consulting services include systems design, performance analysis, and migration planning. Integration services include product procurement, configuration, testing and systems installation and implementation. Support services include network management, "help-desk" support, and enhancement, maintenance and repair of computer systems. Most of the Company's revenues are derived from sales to customers located in the New York Metropolitan area, with approximately 71% of the Company's revenues being generated from its Long Island and New York City offices.

         The Company was incorporated in New York in 1973 and has four active wholly-owned subsidiaries; Manchester International, Ltd., a New York corporation, which sells computer hardware, software and networking products to resellers domestically and internationally; ManTech Computer Services, Inc. a New York corporation which identifies and provides temporary information technology positions and solutions for commercial customers; Electrograph Systems, Inc. a New York corporation, which distributes microcomputer peripherals throughout the United States; and Coastal Office Products, Inc. a Maryland corporation that was acquired by the Company on January 2, 1998, which is a network integrator and reseller of computer products in the Baltimore, Maryland area.

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

         With these advances in information systems and networking, many companies are reengineering their businesses using these technologies to enhance their revenue and productivity. However, as the design of information systems has become more complex to accommodate the proliferating network applications, the configuration, selection and integration of the necessary hardware and software products have become increasingly more difficult and complicated. While many companies have the financial resources to make the required capital investments, they often do not have the necessary information technology personnel to design, install or maintain complex systems and may not be able to provide appropriate or sufficient funding or internal management for the maintenance of their information systems. As a result, such companies are increasingly turning to independent third parties to procure, design, install, maintain and upgrade their information systems. By utilizing the services of such third parties, companies are able to acquire state-of-the-art equipment and expertise on a cost-effective basis.

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

Strategy

         The key elements of the Company's strategy include:

         Emphasizing Value-added Services. Value-added services, such as consulting, integration and support services, generally provide higher profit margins than computer hardware sales. The Company has increased its focus on providing these services through a number of key strategies. The Company has recruited additional technical personnel with broad-based knowledge in systems design and specialized knowledge in different areas of systems integration, including application software, inter-networking (including routers and switches), database design and management.

         Increasing Marketing Focus on Companies Outside the Fortune 500. Manchester has decided to increase its marketing focus on those companies outside the Fortune 500 in order to increase its value-added services revenue. Manchester's experience is that those companies are increasingly looking to third parties to provide a complete solution to their information systems needs from both a service and product standpoint. Such companies often do not have the necessary information technology personnel to procure, design, install or maintain complex systems or to incorporate continuously evolving technologies. Manchester believes that it can provide these companies with solutions to their information systems requirements by providing a variety of value-added services together with a broad range of computer and networking products.

         Electronic Ordering System. Manchester has implemented an electronic ordering system. This ordering system enables participating customers to access the Company via the Internet, review various products, systems and services offered by the Company and place their orders on-line. Customers are also able to obtain immediate customized information regarding products, systems and services that meet their specific requirements. The ordering system produces a matrix of alternative fully compatible packages, together with their availability and related costs, based on parameters indicated by the customer. Customers are not granted access to this system without prior credit clearance.

         Increasing Sales Force Productivity. Manchester is addressing a variety of strategies to increase sales force productivity. The Company is implementing an electronic sales information system that allows the Company's sales representatives to obtain immediate customized information regarding products and services that meet the specific system requirements of customers and the availability and related costs of such products and services. The Company believes that this system will increase the productivity of its sales representatives by enabling them to offer rapid and comprehensive solutions to their customers' needs.

         The Company provides training of its sales representatives in matters relating to value-added services, such as consulting and integration services. To facilitate such training, the Company constructed dedicated training facilities in one of its Long Island offices and in its New York City office.

         Expanding New York Metropolitan Area Presence. The Company believes that it has a strong presence and wide name recognition in the New York Metropolitan area, where there is a growing corporate demand for computer products and services. Manchester is seeking to expand its presence in this area through its enlarged New York City office and increased sales and service capabilities. The Company believes that these steps will enable it to capture a greater percentage of the New York Metropolitan area market. In fiscal
1998, the Company relocated its New York City office to space that is approximately double the size of the previous space.

         Expanding into Additional Business Centers. The Company has regional offices in Newton, Massachusetts and Boca Raton and Tampa, Florida, from which it derived approximately 10% of its revenues for the fiscal year ended July 31, 1998. During fiscal 1998, the Company expanded into Baltimore, Maryland through the acquisition on January 2, 1998 of Coastal Office Products, Inc. (see "Acquisitions").

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

         Consulting. The Company's staff of senior systems engineers provides consulting services consisting of systems design, performance and security analysis, and migration planning services.

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

         Products. Manchester offers a wide variety of personal computer and networking products and peripherals, including:


         Desktop Computers                       Servers
         Internet Access Products                Software
         Modems                                  Storage Subsystems
         Monitors                                Switches
         Network Equipment                       Supplies and Accessories
         Notebook Computers                      Teleconferencing Equipment
         Printers                                Terminals
         Routers                                 Wireless Products
         Scanners                                Workstations

         The Company has long-standing relationships with many manufacturers, which the Company believes assist it in procuring desired products on a timely basis and on desirable financial terms. The Company sells products from most major manufacturers, including:

         Bay Networks, Inc.                         NEC Technologies, Inc.
         Cisco Systems, Inc.                        Novell, Inc.
         Compaq Computer Corporation                Philips Electronics N.V.
         Computer Associates International, Inc.    Seagate Technology, Inc.
         Epson America, Inc.                        3Com Corp.
         Hewlett-Packard Company                    Toshiba America Information
         Intel Corporation                           Systems, Inc
         Microsoft Corporation                      Viking Components, Inc.

         For the fiscal year ended July 31, 1998, sales by the Company of products manufactured by Compaq, Toshiba, and Hewlett-Packard collectively comprised approximately 49% of the Company's revenues. For the fiscal years ended July 31, 1997 and 1996, sales by the Company of products manufactured by Compaq, Toshiba, Hewlett-Packard and NEC collectively comprised approximately 56% and 53%, respectively, of the Company's revenue. In fiscal years ended July 31, 1998, 1997 and 1996, sales of products manufactured by Toshiba accounted for approximately 18%, 26%, and 23%, respectively, of the Company's revenue, substantially all of which were sales of notebook computers and related accessories. Also in these fiscal years, sales of products manufactured by Compaq accounted for 21%, 13% and 13%, respectively, of the Company's revenue. The total dollar volume of products purchased directly from manufacturers, as opposed to distributors or resellers, was approximately $92 million, $103 million, and $117 million for the fiscal years ended July 31, 1998, 1997 and 1996, respectively, and as a percentage of total cost of products sold was approximately 55%, 64%, and 72%, respectively.

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

         The Company is dependent upon the continued supply of products from its suppliers, particularly Toshiba, Hewlett-Packard, NEC and Compaq. Historically certain suppliers occasionally experience shortages of select products that render them unavailable or necessitate product allocations among resellers. Each fiscal year, the Company has experienced product shortages, particularly related to newer models. The Company believes that product availability issues are as a result of the present dynamics of the personal computer industry as a whole, which include high customer product demand, shortened product life cycles and increased frequency of new product introductions into the marketplace. While there can be no assurance that product unavailability or product allocation, or both, will not increase in fiscal 1999, the impact of such an interruption is not expected to be unduly troublesome due to the breadth of alternative product lines available to the Company.

         The Company seeks to obtain volume discounts for large customer orders directly from manufacturers and through aggregators and distributors.

         Most of the Company's major product manufacturers provide price protection for a limited time period as well as stock balancing rights, by way of credits or refunds, against price reductions by the supplier between the time of the initial sale to the Company and the subsequent sale by the Company to its customers. During fiscal 1998 certain manufacturers reduced the period for which they provide price protection and stock balancing rights. There can be no assurance that manufacturers will not further limit or eliminate price protection and stock balancing rights in the future.

Customers

         The Company grants credit to customers meeting specified criteria and maintains a centralized credit department that reviews credit applications. Accounts are regularly monitored for collectibility and appropriate action is taken upon indication of risk.

         The Company believes that it benefits from its long-standing relationships with many of its customers, providing opportunities for continued sales and services. Manchester believes that its broad range of capabilities with respect to both products and services is attractive to companies of all sizes. Although Manchester is planning to target companies outside the Fortune 500 as one part of its strategy, it has sold, and anticipates that it will continue to sell, to some of the largest companies in the United States. For the fiscal years ended July 31, 1998, 1997 and 1996, approximately 7%, 15% and 16% of the Company's total revenues, respectively, were derived from United Parcel Service of America, Inc. Some of the Company's other significant commercial customers currently include Bysis Fund Services, Inc., Cabletron Systems Inc., National Broadcasting Company Inc., Sterling Doubleday Enterprises (New York
Mets),   Reuters  America  Inc.,  Vytra  Choice  Care,   Inc.,   United  Nations
International Children's Emergency Fund and the United States Merchant Marine Academy.

         The Company's return policy generally allows customers to return hardware and unopened software, without restocking charges, within 30 days of the original invoice date, subject to advance approval and certain other conditions. The Company is generally able to return defective merchandise returned from customers to the vendor.

Sales and Marketing

         The Company's sales are generated primarily by its 75 person sales force. These sales representatives generally are responsible for meeting all of their customers' product and service needs and are supervised by sales managers with significant industry experience. The sales managers are responsible for overseeing sales representative training, establishing sales objectives and monitoring account management principles and procedures. Sales representatives attend seminars conducted by manufacturers' representatives at the Company's facilities, at which the Company's new and existing product and service offerings are discussed.

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

         Manchester believes that its name is widely recognized for high quality, competitively priced products and services. Manchester recently adopted a new logo that appears on all of the Company's marketing materials and other corporate literature. The logo includes the phrase "Manchester, the Answer" to emphasize our position as a knowledgeable resource for networking and computer solutions for our customers. The Company promotes name recognition and the sale of its products and services through regional business directories, trade magazine advertisements, radio advertisements, direct mailings to customers and participation in computer trade shows and special events. The Company advertises at numerous sporting events in the New York metropolitan region, including full page four-color advertisements in yearbooks and/or program guides for sports teams such as the New York Mets, the New York Knicks and the New York Rangers. The Company also promotes interest in its products and services through its website on the Internet, and has expanded its website information to provide an electronic catalog of its products and services. Several manufacturers offer market development funds, cooperative advertising and other promotional programs, on which the Company relies to partially fund many of its advertising and promotional campaigns.

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

         The Company's information system assists management in maintaining controls over the Company's inventory and receivables. Manchester's average inventory turnover was 17, 17 and 18 times for the fiscal years ended July 31, 1998, 1997 and 1996, respectively, and Manchester experienced bad debt expense of less than .3% of revenues in each of these years.

         During the fiscal year ended July 31, 1998, the Company invested in its management information systems, including upgrading and expanding the IBM AS/400 system, implementing a client/server-based management system to track services rendered for customers, and upgrading servers and network infrastructures for its headquarters. The Company utilizes experienced in-house technical personnel, assisted by the Company's senior engineers, to upgrade and integrate additional functions into the Company's management information systems.

Competition

         The computer industry is characterized by intense competition primarily in the area of price, product availability and breadth of product line. The Company directly competes with local, regional and national systems integrators, value-added resellers and distributors as well as with certain computer manufacturers that market through direct sales forces. While the Company's competitors vary depending upon the particular market, some of the national and regional competitors of the Company include Alphanet Solutions, Inc., CompuCom Systems, Inc., Dell Computer Corporation, EnPointe Technologies, Inc., Entex Information Services, Inc., Pomeroy Computer Resources, Inc., and Vanstar Corporation. The computer industry has recently experienced a significant amount of consolidation through mergers and acquisitions, and manufacturers of personal computers may increase competition by offering a range of services in addition to their current product and service offerings. In the future, the Company may face further competition from new market entrants, possible alliances between existing competitors, as well as competition from certain manufacturers who do not currently market through direct sales forces. Some of the Company's competitors have, or may have, greater financial, marketing and other resources, and may offer a broader range of products and services, than the Company. As a result, they may be able to respond more quickly to new or emerging technologies or changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing or devote greater resources to the promotion of their products and services.

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


Acquisitions

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

         Electrograph provides technical assistance to customers through its Hauppauge, New York office. Electrograph ships returns of defective products to the manufacturer or to an authorized repair center. Returns have historically been approximately 3% of Electrograph's revenue. The Company does not believe that such a breakdown or the dollar amounts of product returns is material, however, as substantially all of these costs are reimbursed to Electrograph by its suppliers through credits or replacements. As a result, Electrograph's costs charged to operations for such returns have been minimal.

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

         Most of Electrograph's major suppliers provide price protection for a limited time period, by way of credits, against price reductions by the supplier between the time of the initial sale to Electrograph and the subsequent sale by Electrograph to its customer. Additionally, most of Electrograph's suppliers accept defective merchandise returned within 12 to 15 months after shipment to Electrograph. Some suppliers permit Electrograph to rotate its inventory by returning slow moving inventory for other inventory. Credits, refunds or other payments to which Electrograph was entitled by reason of price protection, advertising allowances, stock rotations and refunds for defective merchandise totaled approximately 1% of revenue for fiscal 1998.

         While Electrograph distributes products of more than 15 suppliers, approximately 40% and 30% of Electrograph's revenue in fiscal 1998 was derived from products manufactured by Fujitsu and Mitsubishi, Electrograph's largest suppliers.

         Electrograph's distribution operations are currently conducted from two distribution centers in Hauppauge, New York and Long Beach, California.
Electrograph also maintains sales offices in Baltimore, Maryland, Northville, New York and Long Beach, California.

         Credit is extended in most circumstances, and is generally limited to 30-day payment terms.

Coastal Office Products, Inc.

         On January 2, 1998, the Company acquired all of the outstanding shares of Coastal Office Products, Inc. ("Coastal"), a reseller and provider of microcomputer servers and peripherals in the greater Baltimore, Maryland area. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of approximately $3.1 million plus future contingent payments.

Employees

         At August 31, 1998, the Company had 322 full-time employees consisting of 44 sales representatives, 38 management personnel, 84 technical personnel and 156 distribution and clerical personnel. In addition, at August 31, 1998, the Company had 31 independent sales representatives. The Company is not a party to any collective bargaining agreements and believes its relations with its employees are good.

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

ITEM 2. Properties

Properties

         The Company currently has ten sales branches nationwide including the corporate headquarters located in Hauppauge, New York. The following table identifies the principal leased facilities.

                                                          Approximate
                                                          Square Footage                    Lease
Facility              Location                       Office            Warehouse        Expiration Date

Corporate             160 Oser Avenue (1)
Headquarters          Hauppauge, NY                  30,000                 -           July 2000

Warehouse and         40 and 50 Marcus Blvd. (1)                                        October 2005 (40)
Service Center        Hauppauge, NY                  20,000            43,000           January 2008 (50)


New York City         469 Seventh Avenue
Sales office          New York, NY                   13,000                 -           October  2007


Boca Raton            185 N.W. Spanish River Blvd.
Sales Office          Boca Raton, FL                   6,000                -           November 2002

Boston                25-27 Christina Street           3,000                -           October 2002
Sales office          Newton, MA

Tampa                 6304 Benjamin Road
Sales office          Tampa, FL                        1,200                -           December 1998

Electrograph          175 Commerce Drive
Corporate HQ          Hauppauge, NY                    5,000            5,000           June 2002

Baltimore             57 W. Timonium Rd.                  650               -           Month to month
Sales Office          Timonium, MD

Coastal               3832 Falls Rd.                  8,000             2,000           January 2002
Corporate HQ          Baltimore, MD

(1) Leased from entities controlled by or affiliated with certain of the Company's executive officers, directors and principal shareholders. Effective with the consummation of the Company's initial public offering in November 1996, the leases with related parties were amended to provide terms comparable to those that could be obtained from independent third parties.

ITEM 3. Legal Proceedings

         On January 12, 1998, the Company announced that it had reached an agreement in principle settling the Shareholder Securities Class Action ("Lawsuit") filed against the Company and certain of its officers in March 1997. The settlement, which was approved by the Court on June 15, 1998, resulted in the distribution of $1,350,000 minus approved attorney's fees and related expenses, to purchasers of the Company's common stock in the Company's initial public offering, and during the period of November 26, 1996 to February 13, 1997. The entire $1,350,000 cash settlement was paid by the Company's insurance carrier.

         The settlement included a release of all claims that were asserted or that could have been asserted in the Lawsuit against the Company and its officers and directors. The Company agreed to the settlement solely to avoid the expense, burdens and uncertainties of further litigation and continues to deny that it has any liability on account of the matters asserted in the litigation or that the Plaintiffs' claims have merit.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based on advice from its legal counsel, the ultimate disposition of these matters will not have a material adverse effect.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended July 31, 1998.

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

       Fiscal Year 1997                                  High             Low
       Second Quarter (starting November 26, 1996)       10-1/2          6-1/4
       Third Quarter                                      7              3-1/4
       Fourth Quarter                                     4-1/2          3-3/8

       Fiscal Year 1998
       First Quarter                                      5-1/4          4-1/8
       Second Quarter                                     4-7/16         3-1/2
       Third Quarter                                      4-1/8          3-1/4
       Fourth Quarter                                     4-1/4          3-1/8

On October 2, 1998 the closing sale price for the Company's Common Stock was $3-1/8 per share. As of October 2, 1998 there were 38 shareholders of record of the Company's Common Stock. The Company believes that here are in excess of 500 beneficial holders of its common stock.

Manchester has never declared or paid any dividends to shareholders. At this time the Company intends to continue its policy of retaining earnings for the continued development and expansion of its business.

ITEM 6.  Selected Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (in thousands, except per share amounts)

         The selected consolidated financial data presented below are derived from the audited consolidated financial statements of the Company. The Consolidated Financial Statements as of July 31, 1998 and 1997 and for each of the years in the three-year period ended July 31, 1998 and the report thereon of KPMG Peat Marwick LLP, independent auditors, are included elsewhere in this Report. The data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                               Fiscal Year Ended July 31,
                                       1998           1997          1996            1995         1994

Income Statement Data:
  Revenue                              $202,530       $187,801    $ 189,659      $ 170,818     $ 137,361
  Cost of revenue                       171,930        161,186      163,128        146,323       117,377
  Gross profit                           30,600         26,615       26,531         24,495        19,984
  Selling, general and
    administrative expenses              27,414         21,023       22,598         21,280        17,380
Income from operations                    3,186          5,592        3,933          3,215         2,604
Interest and other income
  (expenses), net                           546            395         (365)          (392)         (172)
Provision for income taxes                1,560          2,450        1,430(1)       1,160         1,042
Cumulative effect of change in
  accounting for income taxes                 -              -            -              -           386
Net income                               $2,172         $3,537    $   2,138(1)   $   1,663     $   1,776
Net income per share:
    Basic                                $0.26           $0.45    $    0 .34(1)   $   0.27    $    0.28
   Diluted                               $0.26           $0.45    $    0 .34(1)   $   0.27    $    0.28
Weighted average shares of common stock outstanding:
    Basic                                 8,494          7,779        6,247          6,263         6,263
    Diluted                               8,499          7,779        6,247          6,263         6,263


                                                                July 31,
                                           1998           1997         1996           1995        1994
                                           ----           ----         ----           ----        ----

Balance Sheet Data:
  Working capital                       $26,112        $30,578      $ 9,841        $ 9,189       $ 7,701
  Total assets                           56,894         58,208       37,761         31,635        25,879
  Short-term debt, including
    current maturities of
    capital lease obligation                 82          1,637        6,952          5,600         5,400
  Capital lease obligation, excluding
     current maturities                       -             77          175              -             -
  Redeemable common stock(2)                  -              -        4,739          5,210         5,210
  Shareholders' equity                   37,345         36,877        8,175          6,037         4,374


 ----------------

(1) Pro forma provision for income taxes, pro forma net income and pro forma basic and diluted net income per share for the fiscal year ended July 31, 1996 would have been $2,835, $4,246 and $.68 per share, respectively, after giving effect to the assumed reduction of (i) $3,209 in officers' compensation payable to the Company's Chief Executive Officer, Executive Vice President and Chief Financial Officer to an aggregate of $1,125, exclusive of fringe benefits, to reflect adjustments commencing in fiscal 1997 to (A) the annual compensation that the Company's Chief Executive Officer and Executive Vice President have agreed to receive without any diminished duties or responsibilities, and (B) the reduction from the amount of annual compensation paid to the former Chief Financial Officer to the annual compensation payable to the present Chief Financial Officer, net of applicable income taxes, and (ii) $304 in rent paid to related parties to amounts stipulated in leases, net of applicable income taxes. See "Management" and "Certain Transactions."

(2) Represents the aggregate amounts payable by the Company to redeem shares of common stock under the shareholder put right and shareholders' agreements between the Company and certain shareholders. See Note 12 of notes to the consolidated financial statements.

ITEM 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto appearing elsewhere in this Report. The following discussion contains certain forward-looking statements within the meaning of Securities Act of 1933 as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in those forward-looking statements. These risks and uncertainties include, but are not limited to those set forth below and the risk factors described in the Company's other filings from time to time with the Securities and Exchange Commission.

General

         Manchester is a network integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. The Company offers its customers single-source solutions customized to their information systems needs by combining value-added services with hardware, software, networking products and peripherals from leading vendors. To date, most of the Company's revenues have been derived from product sales. The Company generally does not develop or sell software products. However, certain computer hardware products sold by the Company are loaded with pre-packaged software products.

         As a result of intense price competition within the computer industry as well as other industry conditions, the Company has experienced increasing pressure on per unit prices as well as on its gross profit and operating margins with respect to the sale of products. Manchester's strategy includes increasing its focus on providing value-added services with operating margins that are higher than those obtained with respect to the sale of products. The Company has experienced a significant increase in selling, general and administrative expenses, primarily in the form of increased personnel costs, in connection with the implementation of this strategy. The Company's future performance will depend in part on its ability to manage successfully a continuing shift in its operations towards value-added services.

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

         The Company's largest customer accounted for approximately 7%, 15% and 16% of the Company's revenues for the fiscal years ended July 31, 1998, 1997 and 1996, respectively, substantially all of which revenues were derived from the sale of hardware products. There can be no assurance that the Company will continue to derive substantial revenues from this customer.

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

         The markets for the Company's products and services are characterized by rapidly changing technology and frequent introductions of new hardware and software products and services, which render many existing products noncompetitive, less profitable or obsolete. The Company believes that its inventory controls have contributed to its ability to respond effectively to these technological changes. As of July 31, 1998, 1997 and 1996, inventories represented 16%, 17% and 24% of total assets, respectively. During these same fiscal years, the Company's average inventory turnover was 17, 17 and 18 times, respectively. The failure of the Company to anticipate technology trends or to continue to effectively manage its inventory could have a material adverse effect on the Company's business, results of operations and financial condition.

         The  Company   believes  its  controls  on  accounts   receivable  have
contributed  to its  profitability.  The Company's bad debt expense  represented
 .2%, .2% and .1% of total revenues for the fiscal years ended July 31, 1998, 1997 and 1996, respectively.

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


         Most of the personal computers shipped by the Company utilize operating systems developed by Microsoft Corporation. The United States Department of Justice has brought an antitrust action against Microsoft, which could delay the introduction and distribution of Microsoft products. The potential unavailability of Microsoft products could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company's Chief Executive Officer entered into an employment agreement with the Company under which he received $550,000 in compensation, exclusive of fringe benefits, for each of the fiscal years ending July 31, 1997 and 1998. In addition, the Company's Executive Vice President received base compensation, exclusive of fringe benefits, of $450,000 for the fiscal years ending July 31, 1997 and 1998. These officers agreed that they would not be entitled to any bonuses for fiscal 1997 and that any bonus payable to either of these officers in fiscal 1998 would require the approval of a majority of the independent directors of the Company. No bonuses were paid to these officers in fiscal 1997 or 1998. The Company leases certain warehouses and offices from entities that are owned or controlled by the Company's majority shareholder. Each of the leases with related parties has been amended effective with the closing of the Company's initial public offering in December 1996 to reduce the rent payable under that lease to then current market rates.

Year 2000 Issue

         Many existing computer systems, including certain of the Company's internal systems as well as those that the Company sells to customers, use only the last two digits to identify years in the date field. As a result, those systems may not accurately distinguish years in the 21st century from years in the 20th century, or may not function properly when faced with years later than 1999. This problem is generally referred to as the "Year 2000 Issue." Computer systems that are able to deal correctly with dates after 1999 are referred to as "Year-2000-Compliant."

         The Company has undertaken a complete and thorough review of all of its operations to determine those aspects which involve or are dependent upon a computer application. The Company is reviewing the software and operating systems for each such application to determine if it is Year-2000-Compliant. Any such system or application which is not Year-2000-Compliant is being modified or upgraded to assure our continued ability to operate without interruption. This process has been underway since before January 1, 1998 and is currently on schedule for completion before January 1, 1999. The Company is in the process of obtaining assurances regarding Year 2000 compliance from other companies upon which we may rely for products or services.

         The Company expects to implement successfully the systems and programming changes necessary to address the Year 2000 Issue. Moreover, the Company does not expect the costs associated with that implementation to be material to the Company's financial position or results of operations.

         With respect to products sold to customers, the Company does not warrant any products sold as Year-2000-Compliant. Instead, the Company refers customers to warrantees provided by the product's manufacturers.

         The statements above describing the Company's plans and objectives for handling the Year 2000 Issue and the expected impact of the Year 2000 Issue on the Company are forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed above. Factors that might cause such a difference include, but are not limited to, delays in executing the plan outlined above and increased or unforeseen costs associated with the implementation of the plan and any necessary changes to the Company's systems. Any inability on the part of the Company to implement necessary changes in a timely fashion could have an adverse effect on future results of operations. Moreover, even if the Company successfully implements the changes necessary to address the Year 2000 Issue, there can be no assurance that the Company will not be adversely affected by the failure of others to become Year-2000-Compliant.


Recent Acquisition

         On January 2, 1998, the Company acquired all of the outstanding shares of Coastal Office Products, Inc. ("Coastal"), a Maryland corporation and a reseller and provider of microcomputer services and peripherals to companies in the greater Baltimore, Maryland area. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of approximately $3.1 million plus potential future contingent payments. The cash payment was made from the Company's cash balances. Contingent payments of up to $1,050,000 in each of calendar 1998 and 1999 will be determined based upon achieving certain agreed upon increases in revenues and pretax income for calendar 1998 and 1999 over calendar 1997 amounts. Contingent payments, if any, would be paid in cash (or, under certain conditions, in Company common stock) on March 15, 1999 and March 15, 2000. Operating results of Coastal are included in the Consolidated Statements of Income from the date of acquisition. The acquisition resulted in goodwill of $2,965,000 which is being amortized on the straight-line basis over 20 years.

Results of Operations

         The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of income expressed as a percentage of related revenue or total revenue.

                                                       Percentage of Revenue
                                                       the Year Ended July 31,
                                                       -----------------------
                                                    1998      1997       1996
                                                    ----      ----       ----

Revenue
         Products                                   97.4%     98.7%      100.0
         Services                                    2.6       1.3         -
                                                     ---       ---       -----

                                                   100.0%    100.0%      100.0%
                                                   -----     -----       -----
Cost of revenue
         Products                                   85.2      86.2        86.0
         Services                                   72.1      54.4          -
                                                    ----      ----        ----

                                                    84.9      85.8       86.0
                                                    ----      ----       ----

Product gross profit                                14.8      13.8       14.0
Services gross profit                               27.9      45.6        -
                                                    ----      ----       ----
         Gross profit                               15.1      14.2       14.0

Selling, general and administrative expenses        13.5      11.2       11.9
                                                    ----      ----       ----
Income from operations                               1.6       3.0        2.1
Interest and other income (expenses), net            0.3       0.2       (0.2)
                                                     ---       ---       ----
Income before income taxes                           1.9       3.2        1.9
                                                     ---       ---        ---
Provision for income taxes                           0.8       1.3        0.8
Net income                                           1.1%      1.9%       1.1%
                                                     ===       ===        ===

Year Ended July 31, 1998 Compared to Year Ended July 31, 1997

         Revenue. The Company's revenue increased $14.7 million or 7.8% from $187.8 million in fiscal 1997 to $202.5 million for fiscal 1998. Revenue from product sales increased by $11.8 million (6.4%) primarily due to revenue generated from the Company's new wholly-owned subsidiaries, Electrograph Systems, Inc. ("Electrograph") which was acquired on April 25, 1997 and Coastal Office Products, Inc., which was acquired on January 2, 1998 as well as increases in the number of personal computers shipped. These increases were partially offset by lower revenue from the Company's major customer and lower average selling prices for personal computers. Services revenue increased by $2.9 million, or 122.0%, reflecting the Company's continued emphasis on providing value-added services.

         Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit increased by $4.0 million or 15.0% from $26.6 million for fiscal 1997 to $30.6 million for fiscal 1998. Gross profit from the sale of products increased by $3.6 million or 14.1% due primarily to increases in revenue as well as favorable changes in the mix of products sold. Gross profit generated through service offerings increased by $394,000 or 36.0% reflecting improved service revenue, as discussed above, partially offset by greater expenditures in salaries and other personnel costs associated with providing technical services. Fiscal 1998 costs of services reflect the costs of technical and engineering personnel added during the year as a part of the Company's strategy to grow higher margin service related business.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.4 million or 30.4% from $21.0 million in fiscal 1997 to $27.4 million in fiscal 1998. This increase is principally a result of higher salaries and personnel costs related to the Company's increased emphasis on providing value added services as well as additional operating costs associated with the Company's new subsidiaries, Electrograph and Coastal. In addition, the Company incurred higher commission, depreciation and amortization, training and professional costs.

          Other Income (Expense). Interest expense decreased due to lower borrowings by the Company. Interest income is generated by the investment of the Company's excess cash balances.

         Provision for Income Taxes. The Company's effective income tax rate increased from 40.9% in fiscal 1997 to 41.8% in fiscal 1998 due to higher state and local taxes in new and existing jurisdictions as well as non-deductible amortization of goodwill associated with the Coastal acquisition.

Year Ended July 31, 1997 Compared to Year Ended July 31, 1996

         Revenue. The Company's revenue decreased $1.9 million or 1.0% from $189.7 million in fiscal 1996 to $187.8 in fiscal 1997. This decrease is due primarily to lower shipments to the Company's major customer as well as generally lower prices for personal computers, partially offset by increases in units shipped and $5.1 million of revenue from the Company's Electrograph subsidiary, which was acquired on April 25, 1997.

         Gross Profit. Gross profit increased by $84,000 or 0.3% from $26.5 million in fiscal 1996 to $26.6 million in fiscal 1997. Gross profit as a percentage of revenues increased from 14.0% in fiscal 1996 to 14.2% in fiscal 1997. The improvement in gross profit as a percentage of revenue reflects a more favorable product mix. Competitive pressures, changes in the types of products or services sold and product availability result in fluctuations in gross profit from period to period.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.6 million or 7.0% from $22.6 million in fiscal 1996 to $21.0 million in fiscal 1997. This decrease is primarily due to lower officer salaries and rents paid to related parties due to agreements that were entered into in connection with the Company's initial public offering, partially offset by higher salaries, legal expenses, bad debts and depreciation costs as well as additional operating expenses incurred as a result of the acquisition of Electrograph Systems, Inc. on April 25, 1997. Giving pro forma effect to the changes in officers' compensation and rents to related parties, the pro forma selling, general and administrative expenses would have been approximately $19.1 million or 10.1% of revenues for the year ended July 31, 1996.

         Interest Income. Interest income increased significantly in 1997 due to earnings on short term investments made with certain of the proceeds from the Company's initial public offering.

         Provision For Income Taxes. The effective tax rate increased slightly from 40.1% in fiscal 1996 to 40.9% in fiscal 1997.

Liquidity and Capital Resources

       The Company's primary sources of financing in fiscal 1998 have been internally generated working capital from profitable operations and a line of credit from a financial institution.

       For the year ended July 31, 1998, cash provided by operating activities was $2,340,000 consisting primarily of net income, decreased inventory and sales of trading investments partially offset by increases in accounts receivable and a decrease in accounts payable and accrued expenses. The Company's accounts receivable and accounts payable and accrued expenses balances, as well as its investment in inventory, can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, the Company's experience is that increases in accounts receivable, inventory and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels. In addition, during the year ended July 31, 1998, the Company used approximately $3.0 million for capital expenditures, $2.9 million (net of cash acquired) for the purchase of Coastal, $1.8 million for the purchase of treasury stock and $1.9 million for the repayment of debt.

       The Company and a subsidiary have available lines of credit with financial institutions in the aggregate amount of $15.0 million. At July 31, 1998, no amounts are outstanding under this line.

       On December 2, 1996, the Company completed the IPO of 2,325,000 shares of its common stock resulting in net proceeds to the Company, after deducting underwriting discount and expenses, of approximately $20.4 million. The Company utilized $7.7 million of the proceeds from the IPO to repay the balance outstanding at that date under its line of credit with a financial institution.

       The Company believes that its current balances in cash and cash equivalents and investments, expected cash flows from operations and available borrowings under the lines of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 1999. The Company has entered into commitments for the renovation and expansion of certain of its sales and service facilities which is currently underway and expected to be completed in the first quarter of the next fiscal year. The aggregate commitment for these projects is approximately $500,000 which will be paid out of the Company's available cash balances. The Company currently has no other material commitments for capital expenditures. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory, the purchase of equipment and expansion of facilities, potential contingent acquisition payments of $2,100,000, as well as the possible opening of new offices and potential acquisitions.

New Accounting Standards

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments, and related disclosures about products and services, geographic areas and major customers. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. The Company will adopt this statement effective August 1, 1998, as required. Interim information is not required until the second year of application, at which time comparative information is required.

Inflation

       The Company does not believe that inflation has had a material effect on the Company's operations.

ITEM 8.  Financial Statements and Supplementary Data

See Item 14.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

         The following table sets forth information concerning each of the directors and executive officers of the Company:

Name                                 Age               Position
----                                 ---               --------

Barry R. Steinberg                   56    Chairman of the Board, President,
                                           Chief Executive Officer and Director

Joel G. Stemple, Ph.D                56    Executive Vice President, Secretary
                                           and Director

Joseph Looney                        41    Chief Financial Officer

Joel Rothlein, Esq.                  69    Director

Bert Rudofsky                        64    Director

Michael E. Russell                   51    Director

Julian Sandler                       54    Director

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

     Joseph Looney has served as the Company's Chief Financial Officer since May 1996. From 1984 until joining the Company, Mr. Looney served in various positions with KPMG Peat Marwick LLP, including Senior Audit Manager at the end of his tenure at such firm. Mr. Looney is a Certified Public Accountant, a member of the AICPA, the New York State Society of Certified Public Accountants and the Institute of Internal Auditors.

     Joel Rothlein, Esq. has been a director of the Company since October 1996. Mr. Rothlein is a partner in the law firm of Kressel Rothlein & Roth, Esqs., Massapequa, New York, where he has practiced law since 1955. Kressel Rothlein & Roth, Esqs. and its predecessor firms have acted as outside general counsel to the Company since the Company's inception.

     Bert Rudofsky became a director on July 15, 1998. Mr. Rudofsky is the founder and president of Bert Rudofsky and Associates, a management consulting firm specializing in the computer industry. Mr. Rudofsky was a founder of MTI Systems Corp., a leading edge, technical, value-added distribution company specializing in computer and data communications products. Mr. Rudofsky was CEO of MTI from 1968 until MTI was sold in 1990.

     Michael E. Russell became a director on July 15, 1998. Mr. Russell is presently a senior vice president at Prudential Securities Incorporated and has held several distinguished positions as a member of the business community, as a member of the New York State Metropolitan Transportation Authority (1997-1989), as commissioner of the New York State Commission on Cable Television (1989-1991) and as Special Assistant to the New York State Senate Majority Leader (1991-1994).

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

Section 16(a) Beneficial Reporting Compliance

         Section 16 of the Securities Exchange Act of 1934, as amended, requires that officers, directors and holders of more than 10% of the Common Stock (collectively, "Reporting Persons") file reports of their trading in the Company's equity securities with the Securities and Exchange Commission. Based on a review of Section 16 forms filed by the Reporting Persons during the fiscal year ended July 31, 1998, (a) Bert Rudofsky and Michael E. Russell, each Reporting Persons, filed Form 3 approximately one and one-half months late; and
(b) Barry R. Steinberg, a Reporting Person, filed his Form 4 reporting the acquisition of additional shares of the Common Stock approximately three months late. Except as noted, the Company believes that the Reporting Persons timely complied with all applicable Section 16 filing requirements.

ITEM 11.      Summary Compensation.

         The following table sets forth a summary of the compensation paid or accrued by the Company during the fiscal years ended July 31, 1998, 1997 and 1996 to the Company's Chief Executive Officer and the other executive officers whose compensation exceeded $100,000:

                                                      Summary Compensation Table
                                                          Annual Compensation
                                                          -------------------
                                                                                   Long Term
                                                                                   Compensation
                                                                                   ------------
                                                                                   Common Stock
Name and                                                      Other Annual         Underlying       All Other
Principal Position           Year     Salary     Bonus        Compensation(5)      Options(4)     Compensation
------------------           ----     ------     -----        ---------------      ----------     ------------

Barry R. Steinberg,          1998    $550,000             -      $37,031(1)                 -            -
 President  and Chief        1997    $550,000             -      $59,252(1)                 -            -
 Executive Officer           1996    $271,800    $1,816,439      $59,210(1)                 -            -

Joel G. Stemple, Executive   1998    $450,000             -      $22,194(2)                 -            -
 Vice President and          1997    $450,000             -      $33,050(2)                 -            -
  Secretary                  1996    $251,800    $1,669,193      $29,000(2)                 -            -

Joseph Looney, Chief         1998    $140,394       $40,000      $13,677                    -            -
 Financial Officer(3)        1997    $125,489       $47,500       $7,610               70,000            -
                             1996    $ 31,250       $10,000       $1,275                    -            -

Other than set forth above, no restricted stock awards, stock appreciation rights or long-term incentive plan awards (all as defined in the proxy regulations promulgated by the Securities and Exchange Commission) were awarded to, earned by, or paid to the Named Executive Officers during the fiscal year ended July 31, 1998.
------------------
(1) Includes $32,081 in 1998 and $50,000 in each of 1997 and 1996 of premiums paid by the Company for a whole life insurance policy in the name of Mr. Steinberg having a face value of $2,600,000 and under which his daughters, on the one hand, and the Company, on the other hand, are beneficiaries and share equally in the death benefits payable under the policy.

(2) Includes $17,394 of premiums in 1998 and $25,000 in each of 1997 and 1996 paid by the Company for a whole life insurance policy in the name of the executive officer having a face value of $1,300,000 and under which his spouse and the Company are beneficiaries and are entitled to $600,000 and $700,000, respectively, of the death benefits payable under the policy.

(3) Began employment with the Company on May 2, 1996.
(4) See Option Grant Table below for the exercise price and vesting of Mr. Looney's options.

(5) Includes in fiscal 1998 employer matching contributions to the Company's defined contribution plan of $4,950, $4,800 and $3,577 for Messrs. Steinberg, Stemple, and Looney, respectively, and fiscal 1997 employer matching contributions to the Company's defined contribution plan of $6,252, $6,675 and $2,510 for Messrs. Steinberg, Stemple and Looney, respectively.

         Barry R. Steinberg has agreed with the Company that his annual base salary for services rendered to the Company in his current positions as President and Chief Executive Officer shall be $550,000 in each of the fiscal years ending July 31, 1997 and 1998. Mr. Steinberg has agreed that he will not be eligible to receive any bonus in fiscal 1997 and that any bonus payable for fiscal 1998 will require the approval of a majority of the independent directors of the Company. No bonus was paid for fiscal 1997 or 1998. The Company will continue to make available to him the car allowance and deferred compensation benefits that he is currently receiving. Mr. Steinberg will also be able to participate in other benefits that the Company makes generally available to its employees, such as medical and other insurance, and Mr. Steinberg will be able to participate under the Company's stock option plan. In the event Mr. Steinberg's employment with the Company were terminated, he would not be precluded from competing with the Company.

         The Company has an employment agreement with Joel G. Stemple, Ph.D., under which Dr. Stemple receives a base salary of $450,000 in each of the fiscal years ending July 31, 1997 and 1998. Under the employment agreement, Dr. Stemple is not eligible to receive any bonus in fiscal 1997 and any bonus payable to Dr. Stemple for fiscal 1998 must be approved by a majority of the independent directors of the Company. No bonus was paid for fiscal 1997 or 1998. Under the employment agreement, the Company provides Dr. Stemple with an automobile and certain deferred compensation benefits and provides Dr. Stemple with medical and other benefits generally offered by the Company to its employees. Dr. Stemple also is able to participate in the Company's stock option plan. The employment agreement is terminable by either party on 90 days' prior notice. In the event the Company so terminates Dr. Stemple's employment, or the Company elects not to renew his employment agreement, he is entitled to severance equal to 12 months of his then current base salary. This severance will be payable in accordance with the Company's customary payroll practices. Under the employment agreement, if Dr. Stemple terminates his employment, or the Company terminates his employment for cause, Dr. Stemple is prohibited, for a two-year period from such termination, from competing with the Company in the eastern half of the United States.

         The Compensation Committee of the Company's Board of Directors determines compensation for the Company's executive officers. The Company's objective is to provide a competitive compensation program that reflects both the Company and individual performance.

         Effective August 1, 1998, based upon the recommendation of the Compensation Committee, the annual base salaries of Mr. Steinberg, Mr. Stemple and Mr. Looney were set at $650,000, $450,000 and $200,000, respectively. In addition, an incentive compensation program for fiscal 1999 has been adopted by the Company whereby the executive officers would share in a predetermined bonus pool in the event that the Company's operating earnings exceed fiscal 1998 amounts by 25% or more.

Option Grants in the Last Fiscal Year

         The following table sets forth the information with respect to grants of stock options to purchase the Company's common stock, par value $0.01 per share (the "Common Stock"), pursuant to the Company's Amended and Restated 1996 Incentive and Non-Incentive Stock Option Plan (the "Plan") granted to the Named Executive Officers during the fiscal year ended July 31, 1998 and all options outstanding to the named Executive Officers as of July 31, 1998.

                                                           Individual Grants
                                                           -----------------
                        Number of      Percent of                                      Potential Realizable
                        Securities     Total Options                                   Value at Assumed
                        Underlying     Granted to                                      Annual Rates of Stock
                        Options        Employees in    Exercise      Expiration        Price Appreciation
                        Granted        Fiscal year     Price         Date              For Option Term(1)
                        -------        -----------     -----         ----              ------------------
          Name                (#)                        ($/sh)                               5%          10%
         ----                ---                        ------                               --          ---

Joseph Looney              50,000(2)     6.3%          $3.8125       2/03/2007           $105,000     $259,000
                           20,000(3)     2.5%          $3.8125       3/26/2007            $42,000     $104,000

         No options outstanding for all executive officers were exercised or exercisable during the fiscal year ended July 31, 1998 or as of July 31, 1998. There were no in-the-money exercisable or unexercisable options at July 31, 1998.
--------------
(1) Amounts reported in this column represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission. Actual gains, if any, in option exercises are dependent on the time of such exercise and the future performance of the Common Stock.
(2) Exercisable cumulatively at the rate of 20% per annum commencing February 3, 1999. (3) Exercisable cumulatively at the rate of 25% per annum commencing May 5, 1999.

Compensation Committee Interlocks and Insider Participation

     The members of the Company's Compensation Committee are Joel Rothlein, Esq. and Julian Sandler, and, effective July 15, 1998, Bert Rudofsky. George Bagetakos was a member of the Compensation Committee until he resigned from the Board of Directors in July, 1998. Mr. Rothlein is a partner of Kressel Rothlein & Roth, Esqs., which, with its predecessor firms, has acted as outside general counsel to the Company since the Company's inception. Kressel Rothlein & Roth, Esqs. was paid approximately $217,000, $655,000 and $383,000 from the Company for legal fees in the fiscal years ended July 31, 1998, 1997 and 1996, respectively. Fiscal 1997 fees to Kressel Rothlein & Roth, Esqs. included fees paid to special counsel of $286,000. In addition, during the years ended July 31, 1998 and 1997, the Company recorded revenue of approximately $177,000 and $130,000, respectively, in connection with the sale of computer equipment to a company controlled by Mr. Sandler.

         The Company's Stock Option Plan is administered by the Board of Directors. Barry R. Steinberg is President and Chief Executive Officer and Joel
G. Stemple is Executive Vice President of the Company and each of them is a member of the Board. As members of the Board, they could vote on executive compensation issues before the Board pertaining to the granting of stock options. Although the issue has not arisen to date, each of Messrs. Steinberg and Stemple has agreed to abstain from voting on the grant of stock options to himself or to the other of them.

ITEM     12. Security  Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of October 2, 1998 (except as otherwise indicated) with respect to the number of shares of the Company's common stock beneficially owned by each person who is known to the Company to beneficially own more than 5% of the common stock, the number of shares of common stock beneficially owned by each director of the Company and each executive officer of the Company, and the number of shares of common stock beneficially owned by all executive officers and directors of the Company as a group. Except as otherwise indicated, each such shareholder has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

                                                    Shares Beneficially   Percent of Shares
      Name and Address                                      Owned           Outstanding
      ----------------                                      -----           -----------
      Barry R. Steinberg(1)(3)                            4,674,101       57.7%
      Joel G. Stemple(1)                                    626,263        7.7
      Joseph Looney(1)                                        4,700        *
      Joel Rothlein(2)                                       31,500        *
      Bert Rudofsky(1)                                            -        -
      Michael E. Russell(1)                                       -        -
      Julian Sandler(1)(4)                                    3,500        *
      Heartland Advisors                                    595,600        7.4
      790 N. Milwaukee St., Milwaukee, WI 53202

      Franklin Advisors, Inc.                               417,100        5.2
      777 Mariners Island Blvd., San Mateo, CA 94404

      Capital Technology, Inc.                              415,900        5.1
      8314 Pineville-Mathews  Rd., Suite 295,
      Charlotte,  NC 28226

      All executive
      officers and directors as a group
        (5 persons)                                       5,340,064       65.9%

(1)   Address is 160 Oser Avenue, Hauppauge, New York 11788.
(2) Address is 684 Broadway, Massapequa, New York 11758; consists of 3,300 shares held by Kressel, Rothlein & Roth, Esqs., in which Mr. Rothlein is a partner, and 13,200 shares held by the Kressel, Rothlein & Roth Profit Sharing Plan. Mr. Rothlein disclaims beneficial ownership of the Common Stock owned by Kressel Rothlein & Roth, Esqs., except to the extent of his equitable interest in the firm, and of the Common Stock owned by the Kressel Rothlein & Roth Profit Sharing Plan, except to the extent of his beneficial interest in such plan.
(3) Excludes 29,000 shares owned by Ilene Steinberg and 29,000 shares owned by Sheryl Steinberg, daughters of Mr. Steinberg, which shares were purchased with the proceeds of a loan from Mr. Steinberg. As reported on Schedule 13D filed on March 24, 1997, as amended, Mr. Steinberg, Ilene Steinberg, and Sheryl Steinberg each disclaim beneficial ownership of the common stock owned by the others.
(4) Includes option to purchase 2,500 shares that became exercisable on December 18, 1997.
*     Represents  less than one tenth of one  percent of outstanding shares.

ITEM 13.  Certain  Relationships and Related Transactions

         Until August 1994, the Company was affiliated with Electrograph Systems, Inc. ("Electrograph"). Barry R. Steinberg, the Company's President and Chief Executive Officer and its majority shareholder, served as Electrograph's Chairman of the Board and Chief Financial Officer and had beneficial ownership (directly and through shares held by his spouse and certain trusts, of which his children are beneficiaries) of 35.5% of the outstanding shares of common stock of Electrograph. During the fiscal years ended July 31, 1993 and 1994, the Company paid approximately $322,000 and $385,000, respectively, to Electrograph for the purchase of products. In August 1994, Bitwise Designs, Inc. ("Bitwise"), a publicly-traded company engaged in the manufacture and distribution of document imaging systems, personal and industrial computers and related peripherals, acquired Electrograph through a stock-for-stock merger; Mr. Steinberg acquired beneficial ownership of less than 1% of the outstanding capital stock of Bitwise for the common stock of Electrograph in which he had a direct or indirect beneficial interest. Mr. Steinberg served as a director of, and provided consulting services to, Bitwise from August 1994 through September 17, 1996. On April 25, 1997, the Company purchased substantially all of the assets of Electrograph Systems, Inc. See Item 1 - Business "Acquisitions".

         Three of the Company's four Hauppauge, New York facilities are leased from entities affiliated with certain of the Company's executive officers, directors or principal shareholders. The property located at 40 Marcus Boulevard, Hauppauge, New York is leased from a limited liability company owned 70% by Mr. Steinberg and his relatives, 20% by Joel G. Stemple, Ph.D., the Company's Executive Vice President and a principal shareholder, and 10% by Michael Bivona, a shareholder of the Company. For the fiscal years ended July 31, 1998, 1997 and 1996, the Company made lease payments of $179,000, $174,000 and $216,000, respectively, to such entity. The Company's offices at 160 Oser Avenue, Hauppauge, New York are leased from a limited liability company owned 65% by Mr. Steinberg, 17.5% by Dr. Stemple and 17.5% by Mr. Bivona. For the fiscal years ended July 31, 1998, 1997, and 1996, the Company made lease payments of $263,000, $259,000 and $360,000, respectively, to such entity. The property located at 50 Marcus Boulevard, Hauppauge, New York is leased from Mr. Steinberg doing business in the name of Marcus Realty. For the fiscal years ended July 31, 1998, 1997 and 1996, the Company made lease payments of $340,000, $329,000, and $435,000, respectively, to such entity. See "Business--Properties."

         Joel Rothlein, Esq., a director of the Company, is a partner of Kressel Rothlein & Roth, Esqs., which, with its predecessor firms, has acted as outside general counsel to the Company since the Company's inception. Kressel Rothlein & Roth, Esqs. was paid approximately $89,000 (exclusive of disbursements) from the Company for legal fees in the fiscal year ended July 31, 1996 and received fees of approximately $655,000 from the Company in the fiscal year ended July 31, 1997, which sum includes fees paid to special counsel ($286,000). During fiscal 1998, $217,000 was paid to such firm for legal fees.

         During the year ended July 31, 1998 and 1997, the Company recorded revenue of $177,000 and $130,000 in connection with the sale of computer equipment to a company controlled by Julian Sandler, a director of the Company.

                                     PART IV

ITEM 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)      (1)      Financial Statements
                  The financial  statements  included herein are filed as a part of this Report.

                         Manchester Equipment Co., Inc.
                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
Independent Auditors' Report                                                 24

Consolidated Financial Statements:
         Balance Sheets as of July 31, 1998 and 1997                         25
         Statements of Income for the years ended July 31, 1998,
          1997 and 1996                                                      26
         Statements of Shareholders' Equity for the years ended
          July 31, 1998, 1997 and 1996                                       27
         Statements of Cash Flows for the years ended July 31, 1998,
          1997 and 1996                                                      28
         Notes to Consolidated Financial Statements                          29

                          Independent Auditors' Report

The Board of Directors and Shareholders
Manchester Equipment Co., Inc.:

We have audited the accompanying consolidated balance sheets of Manchester Equipment Co., Inc. and subsidiaries as of July 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manchester Equipment Co., Inc. and subsidiaries at July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                              KPMG PEAT MARWICK LLP


Melville, New York
September 18, 1998

               Manchester Equipment Company, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             July 31, 1998 and 1997

                                   Assets                                1998           1997
                                   ------                                ----           ----
                                                                            (in thousands)

Current assets:
     Cash and cash equivalents                                          $7,816       $15,049
     Investments                                                         1,501         4,408
     Accounts receivable, net of allowance for doubtful
        accounts of $1,150 and $1,051, respectively                     26,296        21,473
     Inventory                                                           9,167        10,127
     Deferred income taxes                                                 482           440
     Prepaid expenses and other current assets                             290           248
                                                                           ---           ---

                             Total current assets                       45,552        51,745

Property and equipment, net                                              5,975         4,073
Goodwill, net                                                            4,325         1,524
Deferred income taxes                                                      475           379
Other assets                                                               567           487
                                                                           ---           ---

                                                                       $56,894       $58,208
                                                                       =======       =======

                          Liabilities and Shareholders' Equity
                          ------------------------------------

Current liabilities:
     Current maturities of long-term debt                             $     82       $    99
     Notes payable-bank                                                      -         1,274
     Notes payable - other                                                   -           264
     Accounts payable and accrued expenses                              18,358        19,283
     Deferred service contract revenue                                     775           247
     Income taxes payable                                                  225             -
                                                                           ---        ------

                             Total  current liabilities                 19,440        21,167

Long-term debt, less current maturities                                      -            77
Deferred compensation payable                                              109            87

Commitments and contingencies (note 8)
Shareholders' equity:
     Preferred stock, $.01 par value, 5,000 shares
        authorized, none issued                                              -             -
     Common stock, $.01 par value; 25,000 shares
        authorized, 8,097 and 8,525 shares issued
        and outstanding                                                     81            85
     Additional paid-in capital                                         18,767        20,403
     Deferred compensation                                                 (64)            -
     Retained earnings                                                  18,561        16,389
                                                                        ------        ------

                             Total shareholders' equity                 37,345        36,877
                                                                        ------        ------

                                                                       $56,894       $58,208
                                                                       =======       =======

See accompanying notes to consolidated financial statements.
                                       25

               Manchester Equipment Company, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    Years ended July 31, 1998, 1997 and 1996

                                                                1998              1997          1996
                                                                ----              ----          ----
                                                                 (in thousands except  per share amounts)


         Revenue
              Products                                         $197,194         $185,397      $189,659
              Services                                            5,336            2,404             -
                                                                  -----            -----        ------
                                                                202,530          187,801       189,659
                                                                -------          -------       -------

         Cost of revenue
              Products                                          168,083          159,877       163,128
              Services                                            3,847            1,309             -
                                                                  -----            -----        ------
                                                                171,930          161,186       163,128
                                                                -------          -------       -------

              Gross profit                                       30,600           26,615        26,531
         Selling, general and administrative expenses            27,414           21,023        22,598
                                                                 ------           ------        ------

              Income from operations                              3,186            5,592         3,933

         Other income (expense):
              Interest expense                                      (41)            (225)         (399)
              Investment income                                     587              560            25
              Other                                                   -               60             9
                                                                   ----               --             -

              Income before provision for income taxes            3,732            5,987         3,568
         Provision for income taxes                               1,560            2,450         1,430
                                                                  -----            -----         -----
              Net income                                         $2,172           $3,537        $2,138
                                                                 ======           ======        ======
              Net income per share
                  Basic                                          $0.26             $0.45         $0.34
                                                                 =====             =====         =====
                  Diluted                                        $0.26             $0.45         $0.34
                                                                 =====             =====         =====

         Weighted average shares of common
            stock and equivalents outstanding
              Basic                                              8,494             7,779         6,247
                                                                 =====             =====         =====
              Diluted                                            8,499             7,779         6,247
                                                                 =====             =====         =====








See accompanying notes to consolidated financial statements.

               Manchester Equipment Company, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                    Years ended July 31, 1998, 1997 and 1996


                                                            Additional
                                        Common     Par      Paid-in       Deferred         Retained
                                        Shares     Value    Capital       Compensation     Earnings      Total
                                        ------     -----    -------       ------------     --------      -----
                                                                 (in thousands)

     Balance  July 31, 1995                6,263     $63     $      -           $  -       $5,974        $6,037
     Purchase and retirement of
           stock                             (63)     (1)           -              -            1             -

     Net income                                -       -            -              -        2,138         2,138
                                              --      --           --             --        -----         -----

     Balance July 31, 1996                 6,200      62            -              -        8,113         8,175

     Issuance of common stock              2,325      23       20,391              -            -        20,414
     Stock option commission
       expense                                 -       -           12              -            -            12
     Transfer  of redeemable
        common stock                           -       -            -              -        4,739         4,739
     Net income                                -       -            -              -        3,537         3,537
                                              --      --           --             --        -----         -----
     Balance July 31, 1997                 8,525      85       20,403              -       16,389        36,877

     Deferred compensation                    20       -           80            (80)           -             -
     Purchase and retirement of stock       (448)     (4)      (1,781)             -            -        (1,785)
     Stock option commission expense           -       -           65              -            -            65
     Stock award compensation
       expense                                 -       -            -             16            -            16
     Net income                                -       -            -              -        2,172         2,172
                                              --      --           --             --        -----         -----
     Balance July 31, 1998                 8,097     $81      $18,767           $(64)     $18,561       $37,345
                                           =====     ===      =======           ====      =======       =======





     See accompanying notes to consolidated financial statements.

               Manchester Equipment Company, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                    Years ended July 31, 1998, 1997 and 1996

                                                                     1998         1997           1996
                                                                     ----         ----           ----
                                                                              (in thousands)

 Cash flows from operating activities:
     Net income                                                      $2,172       $3,537          $2,138
     Adjustments to reconcile net income to net cash from
           operating activities:
           Depreciation and amortization                              1,340          720             473
           Allowance for doubtful accounts                               75          210             132
           Non-cash compensation and commission expense                  81           12               -
           Deferred income taxes                                       (138)         (90)            (86)
           Gain on disposition of assets                                  -          (37)             (9)
           Change in assets and liabilities; net of the effects
            of acquisitions:
              Increase in accounts receivable                        (4,430)        (545)         (1,700)
              Decrease in inventory                                   1,882          515             548
              (Increase) decrease in prepaid expenses and
                 other current assets                                   (12)         (44)             41
              (Increase) decrease in other assets                         -          342            (307)
              (Decrease) increase in accounts payable and
                 accrued expenses                                    (1,997)         221           2,715
              Increase in deferred service contract revenue             213          118              27
              Increase (decrease) in income taxes payable               225         (295)            205
              Increase (decrease) in deferred compensation payable       22          (96)            (15)
              (Purchase) sale of investments                          2,907       (4,408)              -
                                                                      -----       ------

                Net cash provided by operating activities             2,340          160           4,162
                                                                      -----          ---           -----

     Cash flows from investing activities:
         Capital expenditures                                        (2,972)      (2,439)         (1,028)
         Proceeds from the sale of assets                                 -            -              55
         Payment for acquisitions, net of  cash acquired             (2,921)      (1,886)            __-
                                                                     ------       ------

            Net cash used in investing activities                    (5,893)      (4,325)           (973)
                                                                     ------       ------            ----

     Cash flows from financing activities:
         Net repayments or borrowings from bank                      (1,274)      (6,490)            900
         Payments on note payable shareholder                             -         (353)           (118)
         Payments on capitalized lease obligations                     (140)         (98)            (31)
         Payments on notes payable - other                             (481)         (33)              -
         Net  proceeds from initial public offering                       -       20,414               -
         Purchase and retirement of common stock                     (1,785)           -               -
                                                                     ------         ----             ---

            Net cash provided by (used in)  financing activities     (3,680)      13,440             751
                                                                     ------       ------             ---

     Net increase (decrease)  in cash  and cash equivalents          (7,233)       9,275           3,940

         Cash and cash equivalents at beginning of year              15,049        5,774           1,834
                                                                     ------        -----           -----

     Cash and cash equivalents at end of year                        $7,816      $15,049          $5,774
                                                                     ======      =======          ======

     Cash paid during the year for:
          Interest                                                      $41         $225            $399
                                                                        ===         ====            ====
          Income taxes                                               $1,428       $2,868          $1,290
                                                                     ======       ======          ======

     Other noncash transactions:
         Capitalized lease obligation                                   $ -          $ -            $305
                                                                        ===           ==            ====
         Purchase of stock for notes payable-shareholder                $ -          $ -            $471
                                                                        ===          ===            ====


     See accompanying notes to consolidated financial statements.

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1998, 1997 and 1996
                 (in thousands, except share and per share data)


(1)  Operations and Summary of Significant Accounting Policies
     ---------------------------------------------------------

      (a)  The Company
           -----------

         Manchester  Equipment  Company,  Inc.  ("the  Company")  is  a  network integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. The Company offers its customers single-source solutions customized to their information systems needs by combining value-added services with hardware, software, networking products and peripherals from leading vendors.

         Sales of hardware, software and networking products comprise the majority of the Company's revenues. The Company has entered into agreements with certain suppliers and manufacturers which provide the Company favorable pricing and price protection in the event the vendor reduces its prices.

      (b)  Principles of Consolidation
           ---------------------------

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances are eliminated in consolidation.

      (c)  Cash Equivalents
           ----------------

         The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents.

      (d)  Investments
           -----------

         The Company classifies its marketable debt securities in one of three categories: trading, available for sale, or held to maturity and its marketable equity securities as trading, or available for sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those debt securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

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

      (e)  Revenue Recognition
           -------------------

      Revenue from product sales is recognized at the time of shipment to the customer. Revenue for services is recognized when the related services are performed. When product sales and services are bundled, revenue is recognized upon delivery of the product and completion of the services. Service contract fees are recognized as revenue ratably over the period of the applicable contract. Deferred service contract revenue represents

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1998, 1997 and 1996
                 (in thousands, except share and per share data)

      the unearned portion of service contract fees. The Company generally does not develop or sell software products. However, certain computer hardware products sold by the Company are loaded with prepackaged software products. The net impact on the Company's financial statements of product returns, primarily for defective products has been insignificant.

      (f) Market Development Funds
          ------------------------

         The Company receives various market development funds including cooperative advertising funds from certain vendors, principally based on volume purchases of products. The Company records such amounts related to volume purchases as purchase discounts which reduce cost of revenue and other incentives that require specific incremental action on the part of the Company, such as training, advertising or other pre-approved market development activities as an offset to the related costs included in selling, general and administrative expenses. Total market development funds amounted to $623, $521 and $943 for the years ended July 31, 1998, 1997 and 1996, respectively.

      (g) Inventory
          ---------

         Inventory, consisting of computer hardware, software and related supplies, is valued at the lower of cost (first-in first-out) or market value.

      (h) Property and Equipment
          ----------------------

         Property and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the economic lives of the assets, generally from five to seven years. Leasehold improvements are amortized over the shorter of the underlying lease term or asset life.

      (i)  Goodwill
           --------

         Goodwill related to acquisitions represents the excess of cost over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over twenty years. The Company reviews the significant assumptions that underlie the twenty-year amortization period on a quarterly basis and will shorten the amortization period if considered necessary. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows. Accumulated amortization was approximately $183 and $19 at July 31, 1998 and 1997, respectively. Amortization expense of $164 and $19 for the years ended July 31, 1998 and 1997 is included in selling general and administrative expenses in the consolidated statements of income.

      (j)  Income Taxes
           ------------

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

      (k)  Net Income Per Share
           --------------------

      In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS"). It replaces the presentation of primary EPS with the presentation of basic EPS and replaces fully diluted EPS with diluted EPS. It also requires a dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerators and denominators of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Prior periods' EPS data have been restated to conform with Statement No. 128.

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1998, 1997 and 1996
                 (in thousands, except share and per share data)


         Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Options and warrants representing 380 and 1,052 shares for the years ended July 31, 1998 and 1997, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive. The following table reconciles the denominators of the basic and diluted per share computations. For each year, the numerator is the net income as reported.

                                       1998                       1997                      1996
                                       ----                       ----                      ----
                                            Per Share                  Per Share                 Per Share
                                    Shares  Amount            Shares   Amount           Shares   Amount
                                    ------  ------            ------   ------           ------   ------

           Basic EPS             8,494,000     $0.26        7,779,000    $0.45        6,247,000   $0.34
                                               =====                     =====                    =====

           Effect of dilutive
            options                  5,000                          -                         -
                                     -----                       ----                      ----

           Diluted EPS           8,499,000     $0.26        7,779,000    $0.45        6,247,000   $0.34
                                 =========     =====        =========    =====        =========   =====

      (l)  Impairment of Long-Lived Assets
           -------------------------------

         The Company evaluates its long-lived assets, certain intangibles, and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of and recognizes an impairment if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the assets, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds the fair value.

      (m)  Accounting for Stock-Based Compensation
           ---------------------------------------

         The Company records compensation expense for employee stock options if the current market price of the underlying stock exceeds the exercise price on the date of the grant. On August 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro forma net income and net income per share for employee stock option grants made beginning in fiscal 1996 as if such method had been used to account for stock-based compensation cost as described in SFAS No.
      123.

      (n)  Use of Estimates
           ----------------

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

      (o)  Fair Value of Financial Instruments
           -----------------------------------

         The fair values of cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses, and long-term debt are estimated to be the carrying values at July 31, 1998 due to the short maturity of such instruments.

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1998, 1997 and 1996
                 (in thousands, except share and per share data)

(p)      Reclassifications
         -----------------

         Certain prior year information has been reclassified to conform with the 1998 presentation format.

(2)      Investments
         -----------

     The Company classified all its investments at July 31, 1998 and 1997 as trading securities. Fair value of U.S. government obligations and other securities are based on quoted market prices. The gross unrealized holding gains and fair values of investments by major type at July 31, 1998 and 1997 were as follows:

                                                 Gross Unrealized  Fair Value
                                                 Holding Gain      of Investment
                                                 ------------      -------------

At July 31, 1998
         U.S. government obligation                     $ 1             $ 501
         Corporate commercial instruments                 -             1,000
                                                         --             -----
                                                        $ 1            $1,501
                                                        ===            ======
At July 31, 1997
         U.S. government obligation                     $ 2            $1,007
         Corporate  commercial instruments                -             3,401
                                                         --             -----
                                                        $ 2            $4,408
                                                        ===            ======

     At July 31, 1998 and 1997 all investments had maturities of less than one year.

(3)  Property and Equipment
     ----------------------

         Property and equipment at July 31, consist of the following:
                                                            1998         1997
                                                            ----         ----

      Furniture and fixtures                                $2,327       $2,096
      Machinery and equipment                                4,289        3,401
      Transportation equipment                                 426          281
      Leasehold improvements                                 2,284        2,168
                                                             -----        -----
                                                             9,326        7,946

      Less accumulated depreciation and amortization         3,351        3,873
                                                             -----        -----

                                                            $5,975       $4,073
                                                            ======       ======

         Depreciation and amortization expense amounted to $1,176, $701, and $473 for the years ended July 31, 1998, 1997 and 1996, respectively.

(4)      Acquisitions
         ------------

Electrograph Systems. Inc.
--------------------------

         On April 25, 1997, the Company, through a newly formed wholly-owned subsidiary, acquired substantially all of the assets and assumed certain liabilities of Electrograph Systems, Inc. ("Electrograph"). Electrograph is a specialized distributor of microcomputer peripherals, primarily in the eastern United States. The purchase price and transaction costs aggregated approximately $2,600, plus liabilities assumed. Included in the liabilities assumed were notes payable-bank and notes payable-other with balances of $1,274 and $264, respectively, at July 31, 1997 which were repaid in fiscal 1998.

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1998, 1997 and 1996
                 (in thousands, except share and per share data)

         The acquisition has been accounted for as a purchase and the operating results of Electrograph are included in the consolidated statements of income from the date of acquisition. The acquisition resulted in goodwill of $1,543, which is being amortized on the straight-line basis over 20 years.

Coastal Office Products, Inc.
-----------------------------

         On January 2, 1998, the Company acquired all of the outstanding shares of Coastal Office Products, Inc. ("Coastal"), a value added reseller and provider of microcomputer services and peripherals to companies in the greater Baltimore, Maryland area. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of approximately $3,100 plus potential future contingent payments. Contingent payments of up to $1,050 in each of calendar 1998 and 1999 will be determined based upon achieving certain agreed upon increases in revenues and pretax income for calendar 1998 and 1999 over calendar 1997 amounts. The cash payment was made from the Company's cash balances. Contingent payments, if any, would be paid in cash (or, under certain conditions, in Company common stock) on March 15, 1999 and March 15, 2000. The selling shareholders received employment agreements that also provided for the issuance of 20,000 shares of common stock. The fair value of the common stock, amounting to $80 was recorded as deferred compensation and is being expensed over the three year vesting period.

         Operating results of Coastal are included in the consolidated statements of income from the date of acquisition. The acquisition resulted in goodwill of $2,965, which is being amortized on the straight-line basis over 20 years.

         The following unaudited pro forma consolidated results of operations for the years ended July 31, 1998 and 1997 assume that the Coastal and Electrograph acquisitions occurred on August 1, 1996 and reflect the historical operations of the purchased businesses adjusted for lower interest on invested funds, contractually revised officer compensation and rent (for Coastal) and increased amortization, net of applicable income taxes, resulting from the acquisitions:

                                                        Year ended July 31,
                                                        1998            1997
                                                        ----            ----

           Revenue                                    $206,105         $216,118
           Net income                                   $2,186           $3,749
           Diluted net income per share                 $0.26             $0.48

       The pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the acquisitions been made at the beginning of the period, or of results which may occur in the future.

(5)  Accounts Payable and Accrued Expenses
     -------------------------------------

     Accounts payable and accrued expenses consist of the following:

                                                           July 31,
                                                           --------
                                                      1998           1997
                                                      ----           ----

             Accounts payable, trade                  $14,659        $15,783
             Accrued salaries and wages                 2,462          1,630
             Customer deposits                            494            740
             Other accrued expenses                       743          1,130
                                                          ---          -----
                                                      $18,358        $19,283
                                                      =======        =======

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1998, 1997 and 1996
                 (in thousands, except share and per share data)

              The Company has entered into financing agreements for the purchase of inventory. These agreements are secured by the related inventory and/or accounts receivables. In each of the years in the three-year period ended July 31, 1998, the Company has repaid all balances outstanding under these agreements within the 30 day non-interest bearing payment period. Accordingly, amounts outstanding under such agreements of $2,372 and $5,184 at July 31, 1998 and 1997, respectively, are included in accounts payable and accrued expenses. Prior to December 1996, pursuant to certain intercreditor agreements, these financing agreements were subordinated to the Company's line of credit agreement except as to specific inventory purchased under these financing agreements. In August 1997, the Company entered into a new financing agreement for the purchase of inventory. The agreement provides a maximum of $10,000 in credit for purchases of inventory from certain specified manufacturers. The new agreement is unsecured, allows for a 30 day non-interest bearing payment period and requires the Company to maintain, among other things, a certain minimum tangible net worth. As of July 31, 1998, retained earnings available for dividends amounts to approximately $8,400.

(6)  Long-Term Debt
     --------------

         In  January  1996,  the  Company  entered  into  a  capitalized   lease
     obligation for certain computer equipment. Future minimum payments required under such lease are $85 (including interest of $3) in fiscal 1999.

(7)  Employee Benefit Plans
     ----------------------

         The Company maintains a qualified defined contribution plan with a salary deferral provision, commonly referred to as a 401(k) plan. The Company matches 50% of employee contributions up to three percent of the employees' compensation. The Company's contribution amounted to $205, $161 and $124 for the years ended July 31, 1998, 1997 and 1996, respectively.

         The Company also has a deferred compensation plan which is available to certain eligible key employees. The plan consists of life insurance policies purchased by the Company for the participants. Upon vesting, which occurs at various times from three to ten years, the participant becomes entitled to have ownership of the policy transferred to him or her at termination of employment with the Company. As of July 31, 1998 and 1997 the Company has recorded an asset (included with other assets) of $109 and $87, respectively, representing the cash surrender value of policies owned by the Company and a liability of the same amount relating to the unvested portion of benefits due under this plan. For the years ended July 31, 1998, 1997 and 1996, the Company recorded an expense of $105, $110 and $72 in connection with this plan.

(8)  Commitments and Contingencies
     -----------------------------

     Leases
     ------

         The Company leases most of its executive offices and warehouse facilities primarily from related parties (Note 11). In addition, the Company is obligated under lease agreements for sales offices and additional warehouse space. Aggregate rent expense under all these leases amounted to $1,255, $1,073 and $1,212 for the years ended July 31, 1998, 1997 and 1996.

         The following represents the Company's commitment under operating leases for the next five years ended July 31:

                                1999                    $1,460
                                2000                    $1,489
                                2001                    $1,221
                                2002                    $1,272
                                2003                      $975

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1998, 1997 and 1996
                 (in thousands, except share and per share data)

     Litigation
     ----------

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based on advice from its legal counsel, the ultimate disposition of these matters will not have a material adverse effect.

         On January 12, 1998, the Company announced that it had reached an agreement in principle settling the Shareholder Securities Class Action ("Lawsuit") filed against the Company and certain of its officers in March 1997. The settlement resulted in the distribution of $1,350 minus approved attorney's fees and related expenses, to purchasers of the Company's common stock in the Company's initial public offering, and during the period of November 26, 1996 to February 13, 1997. The entire $1,350 cash settlement was paid by the Company's insurance carrier.

         The settlement included a release of all claims that were asserted or that could have been asserted in the Lawsuit against the Company and its officers and directors. The Company agreed to the settlement solely to avoid the expense, burdens and uncertainties of further litigation and continues to deny that it has any liability on account of the matters asserted in the litigation or that the Plaintiffs' claims had merit.

(9)  Line of Credit
     --------------

         In July 1998, the Company entered into a revolving credit facility with its banks. Under the terms of the facility, the Company may borrow up to a maximum of $15,000. The maximum borrowings are reduced to $12,500 at April 1, 2000 and $10,000 on April 1, 2001. Borrowings under the facility bear interest at variable interest rates based upon several options available to the Company. The facility requires the Company to maintain certain financial ratios and covenants. As of July 31, 1998, there was no balance outstanding under this agreement, which expires on March 31, 2002.

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1998, 1997 and 1996
                 (in thousands, except share and per share data)

 (10)  Income Taxes
       ------------

      The provision for income taxes for the years ended July 31, 1998, 1997 and 1996 consists of the following:

                                                        1998      1997     1996
                                                        ----      ----     ----
              Current
                  Federal                             $1,300    $1,938   $1,166
                  State                                  398       602      350
                                                         ---       ---      ---
                                                       1,698     2,540    1,516
                                                       -----     -----    -----
              Deferred
                  Federal                               (105)      (68)     (73)
                  State                                  (33)      (22)     (13)
                                                         ---       ---      ---
                                                        (138)      (90)     (86)
                                                        ----       ---      ---
                                                      $1,560    $2,450   $1,430
                                                      ======    ======   ======

      The difference between the Company's effective income tax rate and the statutory rate is as follows, for the years ended July 31, 1998, 1997 and 1996:

                                                        1998      1997     1996
                                                        ----      ----     ----

              Income taxes at statutory rate          $1,269    $2,036   $1,213
              State taxes, net of
                  federal benefit                        241       383      222
              Other                                       50        31       (5)
                                                          --        --       --

                                                      $1,560    $2,450   $1,430
                                                      ======    ======   ======

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at July 31, 1998 and 1997 were as follows:

                                                        1998      1997
                                                        ----      ----

              Deferred tax assets:
                 Allowance for doubtful accounts        $450      $410
                 Deferred compensation                   315       270
                 Other                                   192       139
                                                         ---       ---

                  Deferred tax asset                    $957      $819
                                                        ====      ====


              A valuation allowance has not been provided in connection with the deferred tax assets since the Company believes that it is more likely than not that such deferred tax assets will be realized.

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1998, 1997 and 1996
                 (in thousands, except share and per share data)


 (11)  Related Party Transactions
       --------------------------

         The Company leases its warehouse and distribution center as well as its corporate offices and certain sales facilities from entities owned or controlled by shareholders, officers, or directors of the Company. The leases generally cover a period of ten years and expire at various times from 1998 through 2005. Lease terms generally include annual increases of five percent. Rent expense for these facilities aggregated $782, $771, and $1,022 for the years ended July 31, 1998, 1997 and 1996, respectively.

         The Company paid legal fees to a law firm in which a director of the Company is a partner. Such fees amounted to $217, $655, and $383, including disbursements, in the fiscal years ended July 31, 1998, 1997, and 1996 respectively.

         During fiscal year ended July 31, 1998 and 1997 the Company received approximately $177 and $130, respectively, in revenue from a company controlled by a director of the Company.

 (12)  Shareholders' Equity
       --------------------

      Initial Public Offering
      -----------------------

         On December 2, 1996, the Company  completed an initial public  offering
      (IPO) of 2,325,000 shares of its common stock at an initial public offering price of $10 per share. Net proceeds to the Company were $20,414 after deducting the underwriting discounts and commissions and other costs associated with the IPO. In connection with the IPO, the Company issued to the underwriter warrants to purchase an aggregate of 250,000 shares of common stock. The warrants are exercisable at a price of $12 per share and expire in December, 2001.

      Redeemable Common Stock
      -----------------------

         Prior to the IPO, the Company was a party to an agreement among its shareholders whereby each of the Company's two minority shareholders had the right to demand that upon termination, retirement, or death, the Company redeem his interest at differing values stated in the agreement. The Company maintains term life insurance with a face value of $1,500 to be used towards the purchase of the shares in the event of the death of each shareholder. One of the minority shareholders retired in fiscal 1996 and based upon the terms of the agreement and a subsequent agreement entered into in May 1996, payment was fixed at $4,710 for the shareholder's interest in the Company (626,263 shares at the time of the agreement). The shareholder had an annual option to redeem one-tenth of his shares commencing in fiscal 1996, at an annual price of $471 to be paid in equal quarterly installments over the following year. In connection with such agreements, in May 1996 the Company purchased 62,626 shares of common stock from the retired minority shareholder. The purchase price was $471, which was paid in four non-interest bearing equal quarterly installments beginning on May 1, 1996. Such shares were subsequently retired.

         In September 1996, among other provisions, the retired minority shareholder agreed to terminate his put options to sell his remaining shares to the Company upon the effective date of the Company's IPO. In addition, the shareholders' agreement terminated upon the effective date of the Company's IPO. As a result of the successful completion of the IPO, the amounts which would have been due under the agreements were reclassified from redeemable common stock to retained earnings.

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1998, 1997 and 1996
                 (in thousands, except share and per share data)

     Stock Option Plan
     -----------------

         Under the Company's Amended and Restated 1996 Incentive and Non-Incentive Stock Option Plan (the "Plan"), which was approved by the Company's shareholders in October 1996, an aggregate of 1,100,000 shares of common stock are reserved for issuance upon exercise of options thereunder. Under the Plan, incentive stock options, as defined in section 422 of the Internal Revenue Code of 1986, as amended, may be granted to employees and non-incentive stock options may be granted to employees, directors and such other persons as the Board of Directors may determine, at exercise prices equal to at least 100% (with respect to incentive stock options) and at least 85% (with respect to non-incentive stock options) of the fair market value of the Common Stock on the date of grant. In addition to selecting the optionees, the Board of Directors will determine the number of shares of Common Stock subject to each option, the term of each stock option up to a maximum of ten years (five years for certain employees for incentive stock options), the time or times when the stock option becomes exercisable, and otherwise administer the Plan. Incentive stock options expire three months from the date of the holder's termination of employment with the Company other than by reason of death or disability. Options may be exercised with cash or common stock previously owned for in excess of six months. During fiscal 1997, 742,350 and 60,000 options were granted at $10 and $5, respectively, per share. Such exercise prices were greater than or equal to the market value on the date of grant. Vesting commences one or two years from the date of grant and ranges from one to seven years. On December 22, 1997, the exercise price of all then outstanding options was reduced to $3.8125 per share, which was the closing market price of the Company's common stock on that date. The following table summarizes stock option activity to date:
                                                                      Average
                                                                      Exercise
                                                Balance                Price
                                                -------                -----
         Balance August 1, 1996                        -                   -
           Granted                               802,350               $9.63
                                                 -------               -----

         Balance July 31, 1997                   802,350               $9.63
            Granted                              220,000               $4.24
            Cancelled                           (172,750)              $3.8125
                                                --------               -------

         Balance July 31, 1998                   849,600               $3.92
                                                 =======               =====

          At July 31, 1998, 2,500 options exercisable at $3.8125 per share were exercisable and all options granted expire ten years from the date of grant. The range of exercise prices for options outstanding at July 31, 1998 was $3,8125 - $5.00 with a remaining life of approximately nine years.

         The Company has adopted the pro forma disclosure provision of SFAS No. 123, "Accounting for Stock Based Compensation". Accordingly, the Company does not record compensation cost in the financial statements for its stock options which have an exercise price equal to or greater than the fair value of the underlying stock on the date of grant. The Company has recognized $108 in deferred commission expense representing the value of stock options granted to non-employee sales representatives. Such cost is expensed over the vesting period, amounting to $65 and $12 in fiscal 1998 and 1997, respectively. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date under SFAS No. 123, the Company's net income and net income per share for the years ended July 31, 1998 and 1997 would approximate the pro forma amounts below:

                                                         1998          1997
                                                         ----          ----
                      Net Income:
                        As reported                     $2,172        $3,537
                        Pro forma                        1,992        $3,464

                      Diluted net income per share:
                        As reported                      $0.26         $0.45
                        Pro forma                        $0.23         $0.45

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1998, 1997 and 1996
                 (in thousands, except share and per share data)

     The pro forma effects on net income and diluted net income per share for 1998 and 1997 may not be representative of the pro forma effects in future years.

     The fair value of options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                         1998          1997
                                                         ----          ----
              Expected dividend yield                       0%           0%
              Expected stock volatility                    27%          29%
              Risk free interest rate                       5%           5%
              Expected option term until exercise (years) 4.70          4.27

The per share weighted average fair value of stock options granted during fiscal 1998 and 1997 was $1.09 and $1.05, respectively.

Repurchase of Common Stock
--------------------------

     During the year ended July 31, 1998, the Company repurchased 448,400 shares of its common stock at an aggregate purchase price of $1,785. Such shares were subsequently retired.

 (13)  Major Customer and Vendors and Concentration of Credit Risk
       -----------------------------------------------------------

         The Company sells and services customers that are located primarily in the eastern United States. One customer accounted for approximately 7%, 15% and 16% of total revenues for the years ended July 31, 1998, 1997 and 1996, respectively.

The Company's top three vendors accounted for approximately 24%, 13% and 11% of total product purchases for the year ended July 31, 1998. The Company's top two vendors accounted for approximately 17% and 15% of total product purchases for the year ended July 31, 1997. The Company's top four vendors accounted for 20%, 12%, 11% and 10% of total product purchases for the year ended July 31, 1996.

         One customer accounted for 5% of the Company's accounts receivable at July 31, 1998.

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

         (3)      Exhibits:

 3.1.a(1) Certificate of Incorporation of Registrant filed August 21, 1973.

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

 3.2(1)    Bylaws of Registrant.

 4.2(1)    Form of Representative's Warrants.

10.1(1)    1996 Incentive and Non-Incentive Stock Option Plan of Registrant.

10.2(1)    Agreement dated September  24, 1996  between  Registrant  and Michael
           Bivona.

10.3(1) *  Compensation Agreement dated November 6, 1996 between  Registrant and
           Joel G. Stemple.

10.4(1) *  Agreement of Employment  dated  September 30, 1996 between Registrant and Barry Steinberg

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

10.5.d(1) Lease dated July 31, 1995 between  Registrant and Boatman's  Equities,
          LLC - f/k/a 160 Oser Avenue Associates, as amended.

10.5.e(1) Lease dated January 15, 1992 between Registrant and 352 Seventh Avenue
          Associates.

10.5.f(1)  Lease dated  April 16, 1990  between  Registrant  and Regent  Holding
           Corporation, as successor to Crow-Childress-Donner, Limited, as amended.

10.5.g(1)  Business  Lease dated  December 4, 1992  between  Registrant  and TRA
           Limited, as amended.

10.5.h(5) Lease dated June 23, 1997 between Registrant and First Willow, LLC.

10.5.i(5)  Lease dated June 30, 1997  between  Registrant  and Angela C. Maffeo,
           Trustee Under the Will of John Capobianco.

10.5.j(6)  Lease dated  October 1, 1997  between  Registrant  and Spanish  River
           Executive Plaza, Ltd. A/k/a Century Financial Plaza.

10.5.k(4)  Lease dated January 2, 1998 between Coastal Office Products, Inc. and
           BC & HC Properties, LLC


10.6.2 Promissory Note dated October 15, 1996 between Registrant and The Bank of New York

10.7.a(1)  Letter Agreement Regarding Inventory Financing dated December 7, 1993 between ITT Commercial Finance Corp. and Registrant.

10.7.b(1)  Agreement for Wholesale Financing dated November 11, 1993 between ITT
           Commercial Finance Corp. and Registrant.

10.7.c(1)  Intercreditor  Agreement  dated May 18, 1994  between ITT  Commercial
           Finance Corp. and The Bank of New York.

10.8.(1) Letter Agreement Regarding Inventory Financing dated April 22, 1996 between AT&T Capital Corporation and Registrant.

10.8.b(1)  Intercreditor  Agreement  dated May 18, 1994 between AT&T  Commercial
           Finance Corporation and The Bank of New York.

10.9(1) Reseller Agreement dated May 1, 1990 between Toshiba America Information Systems, Inc. and Registrant.

10.10(1) Agreement for Authorized Resellers dated March 1, 1996 between Hewlett-Packard Company and Registrant.

10.11(3) Asset Purchase Agreement dated April 15, 1997 among Electrograph Systems, Inc., Bitwise Designs, Inc., Electrograph Acquisition, Inc. and Registrant.

10.12(4) Definitive Purchase Agreement and Indemnity Agreement dated January 2, 1998 between Registrant and Coastal Office Products, Inc.

10.13 $15,000,000 Revolving Credit Facility Agreement dated July 21, 1998 between Registrant and Bank of New York, as Agent.

27         Financial Data Schedule.

(b)      Reports on Form 8-K
         The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report, and none were required.



-----------------------
* Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

1 Filed as the same numbered Exhibit to the Company's  Registration Statement on
  Form S-1 (File No. 333- 13345) and incorporated herein by reference thereto.
2 Filed as the same numbered  Exhibit to the Company's  Quarterly Report on Form
  10-Q for the quarter ended October 31, 1996 (Commission File No. 0-21695) and incorporated herein by reference thereto.
3 Filed as the same numbered  Exhibit to the Company's  Quarterly Report on Form
  10-Q for the quarter ended April 30, 1997 (Commission File No. 0-21695) and incorporated herein by reference thereto.
4 Filed as the same numbered  Exhibit to the Company's  Quarterly Report on Form
  10-Q for the quarter ended January 31, 1998 (Commission File No. 0-21695) and incorporated herein by reference thereto.
5 Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1997.
6 Filed as the same numbered  Exhibit to the Company's  Quarterly Report on Form
  10-Q for the quarter ended October 31, 1997 (Commission File No. 0-21695) and incorporated herein by reference thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                         Manchester Equipment Co., Inc.

Date:         October 27, 1998         By: ss:  Barry Steinberg
                                                  ---------------
                                              Barry R. Steinberg
                                              President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.


ss:   Barry R. Steinberg                      Date:      October 27, 1998
      ------------------
Barry R. Steinberg
President, Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)


ss: Joel G. Stemple                          Date:      October 27, 1998
    ---------------
Joel G. Stemple
Executive Vice President and Director


ss: Joseph Looney                            Date:       October 27, 1998
    -------------
Joseph Looney
Chief Financial Officer (Principal Accounting Officer)


ss: Joel Rothlein                            Date:      October 27, 1998
    -------------
Joel Rothlein
Director


ss: Julian Sandler                           Date:      October 27, 1998
    --------------
Julian Sandler
Director


ss: Michael Russell                          Date:     October 27, 1998
    ---------------
Michael Russell
Director

ss: Bert Rudofsky                            Date:      October 27, 1998
    -------------
Bert Rudofsky
Director

                         Manchester Equipment Co., Inc.
                 Schedule II - Valuation and Qualifying Accounts
                             (dollars in thousands)

                                        Column C-Additions
                         Column B-           (1)-         (2)-        Column D-       Column E-
Column A -               Balance at     Charged to    Charged to      Deductions-     Balance at
Description              beginning of   costs and     other            (a)            end of period
                         period         expenses      accounts (b)    ----------      -------------
                         ------         --------      ------------

Allowance for doubtful
accounts

Year ended:


    July 31, 1996            $718           $132                          $ 50             $800

    July 31, 1997            $800           $339           $40            $128           $1,051

    July 31, 1998          $1,051           $351           $25            $277           $1,150

(a) Write-off amounts against allowance provided.
(b) Recorded in connection with the acquisitions.