Form 10-Q
period 1998-10-31
MANCHESTER EQUIPMENT CO INC
filed 1998-12-09
CIK 1023876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1998

                                       or

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

         There were 8,096,600 outstanding shares of COMMON STOCK at December 7, 1998.

                 MANCHESTER EQUIPMENT CO., INC. AND SUBSIDIARIES

                                Table of Contents

PART I.     FINANCIAL INFORMATION                                          Page

Item 1.     Condensed Consolidated Balance Sheets
               October 31, 1998 (unaudited) and July 31, 1998                 3

            Condensed Consolidated Statements of Income
               Three months ended October 31, 1998 and 1997 (unaudited)       4

            Condensed Consolidated Statements of Cash Flows
               Three months ended October 31, 1998 and 1997 (unaudited)       5

            Notes to Condensed Consolidated Financial Statements              6

Item 2      Management's Discussion and Analysis of Financial
                   Condition and Results  of Operations                       8


PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports                                             14

Part I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                 Manchester Equipment Co., Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                       (in thousands except share amounts)

                                                October 31,  1998  July 31, 1998
                                                                   -------------
                                                 (Unaudited)
                                                 -----------
Assets:
  Cash and cash equivalents                           $  9,802        $  7,816
  Investments                                            1,500           1,501
  Accounts receivable, net                              29,662          26,296
  Inventory                                              9,742           9,167
  Deferred income taxes                                    482             482
  Prepaid expenses and other current assets                114             290
                                                           ---             ---
         Total current assets                           51,302          45,552

  Property and equipment, net                            6,147           5,975
  Goodwill, net                                          5,133           4,325
  Deferred income taxes                                    475             475
  Other assets                                             582             567
                                                           ---             ---

                                                       $63,639         $56,894
                                                       =======          =======

Liabilities:
  Current maturities under capital lease
   obligation                                         $    53          $    82
  Accounts payable and accrued expenses                24,503           18,358
  Deferred service revenue                                698              775
  Income taxes payable                                    339              225
                                                          ---              ---
         Total current liabilities                     25,593           19,440


  Deferred compensation payable                           109              109
                                                          ---              ---

         Total liabilities                             25,702           19,549
                                                       ------           ------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000
    shares authorized, none issued                          -                -
  Common stock, $.01 par value; 25,000,000
    shares authorized, 8,096,600 issued and
    outstanding                                           81                81
  Additional paid-in capital                          18,785            18,767
  Deferred compensation                                  (58)              (64)
  Retained earnings                                   19,129            18,561
                                                      ------            ------

         Total shareholders' equity                   37,937            37,345
                                                      ------            ------

                                                     $63,639           $56,894
                                                     =======           =======

See notes to condensed consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
               (in thousands, except share and per share amounts)

                                                 Three months ended October 31,
                                                      1998                1997
                                                      ----                ----
                                                             Unaudited
                                                             ---------

Revenue
       Products                                    $55,675            $46,108
       Services                                      1,824                948
                                                     -----                ---
                                                    57,499             47,056
                                                    ------             ------
Cost of revenue
       Products                                     48,382             39,601
       Services                                     _1,104                663
                                                    49,486             40,264
                                                    ------             ------

       Gross profit                                  8,013              6,792

Selling, general and
    administrative expenses                          7,185              5,699
                                                     -----              -----

       Income from operations                          828              1,093

Interest expense                                        (2)               (10)
Interest income                                        115                201
                                                   -------             ------

       Income before income taxes                      941              1,284

Provision for income taxes                             373                522
                                                       ---                ---

       Net income                                   $  568               $762
                                                     =====               ====

Net Income per share - Basic                         $0.07              $0.09
                                                     =====              =====
Net income per share - Diluted                       $0.07              $0.09
                                                     =====              =====

Weighted average shares outstanding - Basic       8,096,600         8,525,000
                                                  =========         =========
Weighted average shares outstanding - Diluted     8,096,600         8,525,000
                                                  =========         =========



See notes to condensed consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                          For the three months ended October 31,
                                                          1998            1997
                                                      ------------------------
                                                              (Unaudited)
                                                              -----------
Cash flows from operating activities:
         Net income                                       $ 568          $762

  Adjustments to reconcile net income to
      net cash from operating activities:
         Depreciation and amortization                      424           266
         Allowance for doubtful accounts                     87            96
         Non cash compensation and commission
          expense                                            24            15
  Change in assets and liabilities:
         Increase in accounts receivable                 (3,453)       (1,177)
         (Increase) decrease in inventory                  (575)        1,342
         Decrease in prepaid expenses and
            other current assets                            176           138
         Increase in other assets                           (15)         (116)
         Increase (decrease) in accounts payable and
             accrued expenses                             5,274        (2,090)
         Decrease in deferred service contract revenue      (77)          (26)
         Increase  in income taxes  payable                 114           377
         Sale of investments                                  1         1,903
                                                           ----         -----

         Net cash provided by operating activities        2,548         1,490
                                                          -----         -----

Cash flows from investing activities:
         Capital expenditures                              (533)         (439)
                                                          -----          ----

              Net cash used by investing activities        (533)         (439)
                                                            ---           ---

Cash flows from financing activities:
         Net repayments of borrowings                         -        (1,274)
         Payments on capital lease obligation               (29)          (25)
         Payments on notes payable - other                    -            99
                                                              -            --
              Net cash used in financing activities         (29)       (1,398)
                                                            ---        ------
Net increase (decrease) in cash and cash equivalents      1,986          (347)
      Cash and cash equivalents at beginning of period    7,816        15,049
                                                          -----        ------
Cash and cash equivalents at end of period               $9,802       $14,702
                                                         ======       =======
See notes to condensed consolidated financial statements.


                 Manchester Equipment Co., Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

   1. Organization and Basis of Presentation

         Manchester Equipment Co., Inc. (the "Company") is a network integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. The Company offers its customers single-source solutions customized to their information systems needs by combining value-added services with hardware, software, networking products and peripherals from leading vendors.

         Sales of hardware, software and networking products comprise the majority of the Company's revenue. The Company has entered into agreements with certain suppliers and manufacturers which provide the Company favorable pricing and price protection in the event the vendor reduces its prices.

         In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company as of October 31, 1998 and the results of operations for the three months ended October 31, 1998 and 1997 and cash flows for the three months ended October 31, 1998 and 1997. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended July 31, 1998, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

         Net income per share of common stock for the three month periods ended October 31, 1998 has been calculated according to the guidelines of Statement No. 128 and prior periods EPS data have been restated to conform with Statement No. 128.

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

 3.  Acquisition of Coastal Office Products, Inc.

         On January 2, 1998, the Company acquired all of the outstanding shares of Coastal Office Products, Inc. ("Coastal"), a reseller and provider of microcomputer services and peripherals to companies in the greater Baltimore, Maryland area. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $3.1 million plus potential future contingent payments. Contingent payments of up to $1,050 in each of calendar 1998 and 1999 will be determined based upon Coastal achieving certain agreed upon increases in revenue and pretax income for calendar 1998 and 1999 over calendar 1997 amounts. The cash payment was made from the Company's cash balances. Contingent payments, if any, would be paid in cash (or, under certain conditions, in Company common stock) on March 15, 1999 and March 15, 2000. As of October 31, 1998, the Company has recorded an additional purchase price of $871,000, of which $800,000 represents a contingent payment due on March 15, 1999. The selling shareholders received employment agreements that also provided for the issuance of 20,000 shares of common stock. The fair value of the common stock, amounting to $80,000 was recorded as deferred compensation and is being expensed over the three-year vesting period.

         Operating results of Coastal are included in the Condensed Consolidated Statement of Income from the date of acquisition. The acquisition resulted in goodwill of $3,836,000 which is being amortized on the straight-line basis over 20 years.

         The following unaudited pro forma consolidated results of operations for the three months ended October 31, 1997 assume that the Coastal acquisition occurred on August 1, 1997 and reflect the historical operations of the purchased business adjusted for lower interest on invested funds, contractually revised officer compensation and rent and increased amortization, net of applicable income taxes, resulting from the acquisition:

                                                 Three months ended
                                                  October 31, 1997
                                                  (in thousands,
                                             except per share amounts)
                  Revenue                             $49,090
                                                       ======
                  Net income                             $848
                                                         ====
                  Net income per share                  $0.10
                                                         ====

         The pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been made at the beginning of the period, or of results which may occur in the future.

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K. This discussion and analysis contains certain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in those forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth below, those set forth in the Company's Annual Report on Form 10-K for the year ended July 31, 1998, and those set forth in the Company's other filings from time to time with the Securities and Exchange Commission.

      General

           The Company is a network integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. The Company offers its customers single-source solutions customized to their information systems needs by combining value-added services with hardware, software, networking products and peripherals from leading vendors. To date, most of the Company's revenue has been derived from product sales. The Company generally does not develop or sell software products. However, certain computer hardware products sold by the Company are loaded with pre-packaged software products.

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

           The Company's largest customer accounted for approximately 7% and 10% (or $3,939,000, and $4,502,000, respectively) of the Company's revenue for the three months ended October 31, 1998 and 1997, respectively, substantially all of which revenue was derived from the sale of hardware products. This customer accounted for 7% of revenue for the fiscal year ended July 31, 1998. There can be no assurance that the Company will continue to derive substantial revenue from this customer.

           The Company's profitability has been enhanced by its ability to obtain volume discounts from certain manufacturers, which has been dependent, in part, upon the Company's ability to sell large quantities of products to computer resellers, including VARs. There can be no assurance that the Company will be able to continue to sell products to resellers and thereby obtain the desired discounts from the manufacturers or that the Company will be able to increase sales to end-users to offset the need to rely upon sales to resellers.

           The markets for the Company's products and services are characterized by rapidly changing technology and frequent introductions of new hardware and software products and services, which render many existing products noncompetitive, less profitable or obsolete. The Company believes that its inventory controls have contributed to its ability to respond effectively to these technological changes. As of October 31, 1998 and July 31, 1998, inventories represented 15% and 16%, respectively, of total assets. For the three months ended October 31, 1998 and 1997, annualized inventory turnover was 20 and 18 times, respectively. Inventory turned 17 times in the fiscal year ended July 31, 1998. The failure of the Company to anticipate technology trends or to continue to effectively manage its inventory could have a material adverse effect on the Company's business, results of operations and financial condition.

           The Company believes its controls on accounts receivable have contributed to its profitability. The Company's bad debt expense represented 0.2% of total revenues in each of the three month periods ended October 31, 1998 and 1997. For the fiscal year ended July 31, 1998, bad debt expense represented 0.2% of total revenues.

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

           As a result of rapid changes which are taking place in computer and networking technologies, product life cycles are short. Accordingly, the Company's product offerings change constantly. Prices of products change with generally higher prices early in the life cycle of the product and lower prices near the end of the product's life cycle. Recently the computer industry has experienced rapid declines in average selling prices of personal computers. In some instances, the Company has been able to offset these price declines with increases in units shipped. There can be no assurance that average selling prices will not continue to decline or that the Company will be able to offset declines in average selling prices with increases in units shipped.

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


      Year 2000 Readiness Disclosure

           The Company has undertaken a complete and thorough review of all of its operations to determine those aspects which involve or are dependent upon a computer application. The Company is reviewing the software and operating systems for each such application to determine if it is Year-2000-Compliant. Any such system or application which is not Year-2000-Compliant is being modified or upgraded to assure the Company's continued ability to operate without interruption. This process has been underway since before January 1, 1998 and is currently on schedule for completion in the first calendar quarter of 1999. The Company is in the process of obtaining assurances regarding Year 2000 compliance from other companies upon which it may rely for products or services.

           The Company expects to implement successfully the systems and programming changes necessary to address the Year 2000 Issue. The Company expects to implement these changes using primarily internal information technology and other personnel. Moreover, the Company does not expect the costs associated with that implementation to be material to the Company's financial position or results of operations.

           With respect to products sold to customers, the Company does not warrant any products sold as Year-2000-Compliant. Instead, the Company refers customers to warrantees provided by the product's manufacturers.

          The Company believes the most reasonably likely worst case Year 2000 scenario would include a combination of some or all of the following:

     - Internal information technology modules or systems may fail to operate or may give erroneous information. Such failure could result in shipping delays, inability to generate or delays in generation of financial reports and statements, inability of the Company to communicate among its various offices, and computer network downtime resulting in inefficiencies and higher payroll expenses.

     - Components in HVAC, lighting, telephone, security and similar systems might fail, causing such systems to fail.

     - Communications with customers and vendors that the Company depends upon may fail or give erroneous information. These types of problems could result in such difficulties as the inability to receive or process customer orders, shipping delays, or sale of products at erroneous prices. Furthermore, customers may be unable to, or may suffer delays, in remitting payments to the Company on timely basis.

     - The unavailability of products as a result of Year 2000 problems experienced by one or more key vendors of the Company, or as a result of changes in inventory levels at aggregators, VARs and similar providers in response to an anticipated Year 2000 problem and/or the inability of the Company to develop alternative sources for products.

     - Products sold to some of the Company's customers could fail to perform some or all of their intended functions. In such a situation, the Company's maximum obligation would be to repair or replace the defective products to the extent the Company is required to do so under manufacturer warranty.

           The Company believes its plans for addressing the Year 2000 Issue as outlined above are adequate to handle the most reasonably likely worst case scenario. The Company does not believe it will incur a material financial impact for the risk of failure, or from the costs associated with assessing the risks of failure, arising from the Year 2000 Issue. Consequently, the Company does not intend to create a contingency plan other than as set forth above. In addition, if the Company's assessment of its vendors, when completed, indicate that certain product shortages can be anticipated, the Company may adjust its plans accordingly, although the Company does believe that it has the capacity to maintain significant levels of inventory.

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

      Recent Acquisition

           On January 2,  1998,  the  Company  acquired  all of the  outstanding shares of Coastal Office Products, Inc. ("Coastal"), a Maryland corporation and a reseller and provider of microcomputer services and peripherals to companies in the greater Baltimore, Maryland area. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of approximately $3.1 million plus potential future contingent payments. The cash payment was made from the Company's cash balances. Contingent payments of up to $1,050,000 in each of calendar 1998 and 1999 will be determined based upon Coastal achieving certain agreed upon increases in revenues and pretax income for calendar 1998 and 1999 over calendar 1997 amounts. Contingent payments, if any, would be paid in cash (or, under certain conditions, in Company common stock) on March 15, 1999 and March 15, 2000. Operating results of Coastal are included in the Consolidated Statements of Income from the date of acquisition. The acquisition resulted in goodwill of $3,836,000, which is being amortized on the straight-line basis over 20 years.

           Results of Operations

           The  following   table  sets  forth,   for  the  periods   indicated,
      information derived from the Company's Condensed Consolidated Statements of Income expressed as a percentage of related revenue or total revenue.
                                                     Percentage of Revenues
                                                        Three Months Ended
                                                            October 31,
                                                      1998            1997
                                                      ----            ----
           Product Sales                              96.8%            98.0%
           Services                                    3.2              2.0
                                                       ---              ---
                Total revenue                        100.0            100.0
                                                     -----            -----

           Cost of Product Sales                      86.9             85.9
           Cost of Services                           60.5             69.9
                                                      ----             ----
                Cost of revenue                       86.1             85.6
                                                      ----            -----

           Product Gross Profit                       13.1             14.1
           Services Gross Profits                     39.5             30.1
                                                      ----             ----
                Gross Profit                          13.9             14.4
                                                      ----             ----

           Selling, general and
              administrative expenses                 12.5             12.1
                                                      ----            -----
           Income from operations                      1.4              2.3
           Interest and other income, net               .2               .4
                                                        --              ---
           Income before income taxes                  1.6              2.7
           Provision for income taxes                   .6              1.1
                                                        --           ------
           Net income                                  1.0%             1.6%
                                                       ===           ======

     Three Months Ended October 31, 1998 Compared to Three Months Ended October 31, 1997

           Revenue. The Company's revenue increased $10.4 million or 22.2% from $47.1 million for the three months ended October 31, 1997 to $57.5 million for the three months ended October 31, 1998. Product revenue increased by $9.6 million (20.7%) due primarily to increases in shipments of personal computers and monitors, as well as revenue generated by Coastal, partially offset by lower shipments to the Company's major customer as well as lower per unit prices for personal computers. Service revenue increased $876,000 (92.4%) as a result of the Company's continued emphasis on providing value-added services.

           Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit increased $1.2 million or 18.0% from $6.8 million for the first quarter of fiscal 1998 to $8.0 million for the most recent fiscal quarter. Gross profits from the sale of products increased by $786,000 while gross profit from the sale of services increased by $435,000. The changes in gross profits primarily results from the changes in revenue discussed above. As a percentage of revenue, gross profit decreased to 13.9% in the first quarter of fiscal 1999 as compared to 14.4% in fiscal 1998. Competitive pressures, changes in types of products or services sold and product availability result in fluctuation in gross profit.

              Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.5 million or 26.1% from $5.7 million in the first quarter of fiscal 1998 to $7.2 million in the first quarter of fiscal 1999. This increase is principally a result of higher salaries and personnel costs as well as higher advertising and depreciation and amortization costs resulting from the Company strategy of focusing on providing value added services. In addition, the Company incurred higher operating costs associated with the Company's new subsidiary, Coastal Office Products, Inc.

              Interest Income. Interest income decreased from $201,000 in the first fiscal quarter of 1998 to $115,000 in the first fiscal quarter of 1999 due to lower cash balance availability for investment.

          Provision for Income Taxes. The effective income tax rate dropped slightly to 40% in the current period compared to 41% of pre-tax income in prior year period.

      Liquidity and Capital Resources

           The Company's primary sources of financing have been internally generated working capital from profitable operations and a line of credit from financial institutions.

           For the three months ended October 31, 1998, cash provided by operating activities was $2.5 million consisting primarily of net income and an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable and inventory. The Company's accounts receivable and accounts payable and accrued expenses, balances as well as its investment in inventory can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, the Company's experience is that increases in accounts receivable, inventory and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels. In addition, during the three months ended October 31, 1998 the Company used approximately $533,000 for capital expenditures.

           The   Company  has   available  a  line  of  credit  with   financial
      institutions in the aggregate amount of $15.0 million. No amounts were outstanding under this line as of October 31, 1998.

           The Company believes that its current balances in cash and cash equivalents and investments, expected cash flows from operations and available borrowings under the line of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 1999. The Company currently has no material commitments for capital expenditures. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory and the purchase of equipment and expansion of facilities as well as the possible opening of new offices and potential acquisitions.

      New Accounting Standards

           The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information," which the Company has adopted effective August 1, 1998. This statement establishes standards for reporting information about operating segments, and related disclosures about product and services, geographic areas and major customers. The adoption of this statement did not have an impact on the financial position or results of operations of the Company.

           The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," in fiscal 2000. The Company believes that the implementation of this new pronouncement will have no impact on the financial position and results of operations of the Company.

      PART II - OTHER INFORMATION


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



                                            MANCHESTER EQUIPMENT CO., INC.
                                            ------------------------------
                                            (Registrant)



DATE:  December 9, 1998                      /s/ Barry Steinberg
                                            ----------------------
                                           Barry Steinberg
                                           President and Chief Executive Officer



DATE:  December 9, 1998                    /s/ Joseph Looney
                                           -----------------
                                           Joseph Looney
                                           Chief Financial Officer