Form 10-Q
period 1999-01-31
MANCHESTER EQUIPMENT CO INC
filed 1999-03-15
CIK 1023876

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1999

                                       or

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

         There were 8,096,600 outstanding shares of COMMON STOCK at March 12, 1999.

                 MANCHESTER EQUIPMENT CO., INC. AND SUBSIDIARIES

                                Table of Contents

PART I.            FINANCIAL INFORMATION                                   Page

Item 1.            Condensed Consolidated Balance Sheets
                          January 31, 1999  (unaudited) and July 31, 1998     3

                   Condensed Consolidated Statements of Income
                          Three months and six months  ended
                           January 31, 1999 and 1998 (unaudited)              4

                   Condensed Consolidated Statements of Cash Flows
                          Six months ended January 31, 1999
                          and 1998 (unaudited)                                5

                   Notes to Condensed Consolidated Financial Statements       6

Item 2             Management's Discussion and Analysis of Financial
                          Condition and Results  of Operations                8


PART II.           OTHER INFORMATION

Item 5.            Other information                                         15

Item 6.            Exhibits and Reports                                      15

Part I - FINANCIAL INFORMATION

ITEM 1.            Financial Statements

                 Manchester Equipment Co., Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                       (in thousands except share amounts)

                                                              January 31, 1999          July 31, 1998
                                                                (Unaudited)
                                                                -----------              -----------

Assets:
  Cash and cash equivalents                                        $  7,431              $  7,816
  Investments                                                             -                 1,501
  Accounts receivable, net                                           26,388                26,296
  Inventory                                                           8,907                 9,167
  Deferred income taxes                                                 482                   482
  Prepaid income taxes                                                  245                     -
  Prepaid expenses and other current assets                             283                   290
                                                                        ---                   ---
         Total current assets                                        43,736                45,552

  Property and equipment, net                                         6,071                 5,975
  Goodwill, net                                                       5,065                 4,325
  Deferred income taxes                                                 475                   475
  Other assets                                                          541                   567
                                                                        ---                   ---

                                                                    $55,888               $56,894
                                                                    =======               =======

Liabilities:
  Current maturities under capital lease obligation              $       26               $    82
  Accounts payable and accrued expenses                              17,119                18,358
  Deferred service revenue                                              599                   775
  Income taxes payable                                                    -                   225
                                                                         --                   ---
         Total current liabilities                                   17,744                19,440

    Deferred compensation payable                                       109                   109
                                                                        ---                   ---

         Total liabilities                                           17,853                19,549
                                                                     ------                ------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000
     shares authorized, none issued                                       -                     -
  Common stock, $.01 par value; 25,000,000
     shares authorized, 8,096,600 issued and outstanding                 81                    81
  Additional paid-in capital                                         18,803                18,767
  Deferred compensation                                                 (51)                  (64)
  Retained earnings                                                  19,202                18,561
                                                                     ------                ------

         Total shareholders' equity                                  38,035                37,345
                                                                     ------                ------

                                                                    $55,888               $56,894
                                                                    =======               =======

See notes to condensed consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
               (in thousands, except share and per share amounts)
                                    Unaudited

                                      Three months ended January 31,  Six months ended January 31,
                                           1999            1998         1999             1998
                                           ----            ----         ----            -----
Revenue
       Products                           $51,778        $48,308      $107,453         $94,416
       Services                             1,611          1,064        3,435            2,012
                                            -----          -----        -----            -----

                                           53,389         49,372       110,888          96,428
                                           ------         ------       -------          ------
Cost of revenue
       Products                            45,066         41,665        93,448          81,266
       Services                             1,061            803         2,165           1,466
                                            -----            ---         -----           -----
                                           46,127         42,468        95,613          82,732
                                           ------         ------        ------          ------

       Gross profit                         7,262          6,904        15,275          13,696

Selling, general and
    administrative expenses                 7,224          6,705        14,409          12,404
                                            -----          -----        ------          ------

       Income  from operations                 38            199           866           1,292

Interest expense                               (3)           (23)           (5)            (33)
Interest income                               105            203           220             404
                                             ----           ----          ----             ---

       Income before income taxes             140            379         1,081           1,663

Provision for income taxes                     67            148           440             670
                                               --           ----           ---             ---

       Net income                             $73         $  231          $641           $ 993
                                              ===         ======          ====           =====

Net Income per share
   Basic                                    $0.01          $0.03        $0.08            $0.12
                                            =====          =====        =====            =====
   Diluted                                  $0.01          $0.03        $0.08            $0.12
                                            =====          =====        =====            =====

Weighted average
  shares outstanding
     Basic                              8,096,600      8,531,304     8,096,600       8,528,152
                                        =========      =========     =========       =========
      Diluted                           8,096,600      8,531,304     8,096,600       8,528,152
                                        =========      =========     =========       =========


See notes to condensed consolidated financial statements.
                                       4

                 Manchester Equipment Co., Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                 For the six months ended January 31,
                                                                         1999          1998
                                                                             (Unaudited)
                                                                    ---------------------------
Cash flows from operating activities:
         Net income                                                    $  641          $993

  Adjustments to reconcile net income to net cash from
    operating activities:
              Depreciation and amortization                               877           550
              Allowance for doubtful accounts                              74           192
              Non cash compensation and commission expense                 49            27
  Change in  assets  and  liabilities  net of the  effects
   of the  purchase of Coastal:
         Increase in accounts receivable                                 (166)       (4,522)
         Decrease in inventory                                            260         3,500
         Increase in prepaid income taxes                                (245)            -
         (Increase) decrease in prepaid expenses and
             other current assets                                           7          (715)
         (Increase) decrease in other assets                               26           (90)
         Decrease in accounts payable and
             accrued expenses                                          (2,110)       (2,647)
         Decrease in deferred service contract revenue                   (176)          (22)
         Decrease  in income taxes  payable                              (225)            -
         Sale of investments                                            1,501         4,408
                                                                        -----         -----

         Net cash provided by operating activities                        513         1,674
                                                                          ---         -----

Cash flows from investing activities:
         Capital expenditures                                            (842)       (1,648)
         Payment for the purchase of Coastal, net of cash acquired          -        (2,921)
                                                                          ---         -----

              Net cash used in investing activities                      (842)       (4,569)
                                                                          ---         -----

Cash flows from financing activities:
         Net repayments of borrowings                                       -        (1,274)
         Payments on capital lease obligation                             (56)          (53)
         Payments on notes payable - other                                  -          (415)
                                                                          ---          ----
              Net cash used in financing activities                       (56)       (1,742)
                                                                           ---        ------
Net decrease in cash and cash equivalents                                (385)       (4,637)
         Cash and cash equivalents at beginning of period               7,816        15,049
                                                                        -----        ------
Cash and cash equivalents at end of period                             $7,431       $10,412
                                                                       ======       =======

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

         In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company as of January 31, 1999 and the results of operations for the three and six months ended January 31, 1999 and 1998 and cash flows for the six months ended January 31, 1999 and 1998. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended July 31, 1998, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

    3.    Acquisition of Coastal Office Products, Inc.

         On January 2, 1998, the Company acquired all of the outstanding shares of Coastal Office Products, Inc. ("Coastal"), a reseller and provider of microcomputer services and peripherals to companies in the greater Baltimore, Maryland area. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $3.1 million plus potential future contingent payments. Contingent payments of up to $1,050 for each of calendar 1998 and 1999 will be determined based upon Coastal achieving certain agreed upon increases in revenue and pretax income for calendar 1998 and 1999 over calendar 1997 amounts. The cash payment was made from the Company's cash balances. Contingent payments, if any, would be paid in cash (or, under certain conditions, in Company common stock) on March 15, 1999 and March 15, 2000. As of January 31, 1999, the Company has recorded additional purchase price of $871,000, of which $800,000 represents a contingent payment due on March 15, 1999. The selling shareholders received employment agreements that also provided for the issuance of 20,000 shares of common stock. The fair value of the common stock, amounting to $80,000 was recorded as deferred compensation and is being expensed over the three-year vesting period.


         Operating results of Coastal are included in the Condensed Consolidated Statements of Income from the date of acquisition. The acquisition resulted in goodwill of $3,836,000 which is being amortized on the straight-line basis over 20 years.

         The following unaudited pro forma consolidated results of operations for the six months ended January 31, 1998 assume that the Coastal acquisition occurred on August 1, 1997 and reflect the historical operations of the purchased business adjusted for lower interest on invested funds, contractually revised officer compensation and rent and increased amortization, net of applicable income taxes, resulting from the acquisition:

                                                          Six months ended
                                                          January 31, 1998
                                                          ----------------
                                                         (in thousands,
                                                    except per share amounts)
                  Revenue                                    $100,003
                                                              =======
                  Net income                                   $1,019
                                                               ======
                  Net income per share                          $0.12
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

           The Company directly competes with local, regional and national systems integrators, value-added resellers ("VARs") and distributors as well as with certain computer manufacturers that market through direct sales forces and/or the Internet. In the future, the Company may face further competition from new market entrants and possible alliances between existing competitors. In addition, certain suppliers and manufacturers may choose to market products directly to end users through a direct sales force and/or the Internet rather than or in addition to channel distribution. Some of the Company's competitors have, or may have, greater financial, marketing and other resources, and may offer a broader range of products and services, than the Company. As a result, they may be able to respond more quickly to new or emerging technologies or changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing or devote greater resources to the promotion of their products and services. There can be no assurance that the Company will be able to compete successfully in the future with these or other current or potential future competitors.

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

          The Company's largest customer accounted for approximately 8% and 8% (or $8,376,000 and $7,698,000, respectively) of the Company's revenue for the six months ended January 31, 1999 and 1998, respectively, substantially all of which revenue was derived from the sale of hardware products. This customer accounted for 7% of revenue for the fiscal year ended July 31, 1998. There can be no assurance that the Company will continue to derive substantial revenue from this customer.

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

           The markets for the Company's products and services are characterized by rapidly changing technology and frequent introductions of new hardware and software products and services, which render many existing products noncompetitive, less profitable or obsolete. The Company believes that its inventory controls have contributed to its ability to respond effectively to these technological changes. As of January 31, 1999 and July 31, 1998, inventories represented 16% of total assets. For the six months ended January 31, 1999 and 1998, annualized inventory turnover was 21 and 15 times, respectively. Inventory turned 17 times in the fiscal year ended July 31, 1998. The failure of the Company to anticipate technology trends or to continue to effectively manage its inventory could have a material adverse effect on the Company's business, results of operations and financial condition.

           The Company believes its controls on accounts receivable have contributed to its profitability. The Company's bad debt expense represented less than 0.2% of total revenues in each of the six month periods ended January 31, 1999 and 1998. For the fiscal year ended July 31, 1998, bad debt expense represented 0.2% of total revenues.

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


      Year 2000 Readiness Disclosure

           The Company has undertaken a complete and thorough review of all of its operations to determine those aspects which involve or are dependent upon a computer application. The Company is reviewing the software and operating systems for each such application to determine if it is Year-2000-Compliant. Any such system or application which is not Year-2000-Compliant is being modified or upgraded to assure the Company's continued ability to operate without interruption. This process has been underway since before January 1, 1998 and is currently on schedule for completion by March 31, 1999. The Company is in the process of obtaining assurances regarding Year 2000 compliance from other companies upon which it may rely for products or services.

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

           With respect to products sold to customers, the Company does not warrant any products sold as Year-2000-Compliant. Instead, the Company refers customers to any warrantees provided by the product's manufacturers.

          The Company believes the most reasonably likely worst case Year 2000 scenario would include a combination of some or all of the following:

     o Internal information technology modules or systems may fail to operate or may give erroneous information. Such failure could result in shipping delays, inability to generate or delays in generation of financial reports and statements, inability of the Company to communicate among its various offices, and computer network downtime resulting in inefficiencies and higher payroll expenses.

     o Components in HVAC, lighting, telephone, security and similar systems might fail, causing such systems to fail.

     o Communications with customers and vendors that the Company depends upon may fail or give erroneous information. These types of problems could result in such difficulties as the inability to receive or process customer orders, shipping delays, or sale of products at erroneous prices. Furthermore, customers may be unable to, or may suffer delays, in remitting payments to the Company on a timely basis.

     o The unavailability of products as a result of Year 2000 problems experienced by one or more key vendors of the Company, or as a result of changes in inventory levels at aggregators, VARs and similar providers in response to an anticipated Year 2000 problem and/or the inability of the Company to develop alternative sources for products may result in the inability of the Company to obtain an adequate supply of products.

     o Products sold to some of the Company's customers could fail to perform some or all of their intended functions. In such a situation, the Company's maximum obligation would be to repair or replace the defective products to the extent the Company is required to do so under manufacturer warranty.

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

      E-Commerce

         On January 18, 1999 the Company officially launched its new website and electronic commerce system. The new site, located at www.manchesterequipment.com allows both existing customers, corporate shoppers and others to find product specifications, compare products, check price and availability and place and track orders quickly and easily 24 hours a day seven days a week. The Company has made, and expects to continue to make, significant investments and improvements in its e-commerce capabilities. There can be no assurance that the Company will be successful in enhancing and increasing its business through its expanded Internet presence.

           Results of Operations

           The  following   table  sets  forth,   for  the  periods   indicated,
      information derived from the Company's Condensed Consolidated Statements of Income expressed as a percentage of related revenue or total revenue.

                                                             Percentage of Revenue
                                               Three Months Ended    Six Months Ended
                                                     January 31,         January 31,
                                                     -----------         -----------
                                                 1999      1998        1999       1998
                                                 ----      ----        ----       ----
           Product Sales                         97.0%     97.8%       96.9%      97.9%
           Services                               3.0       2.2         3.1        2.1
                                                  ---       ---         ---        ---
                Total revenue                   100.0     100.0       100.0      100.0
                                                -----     -----       -----      -----

           Cost of Product Sales                 87.0      86.2        87.0       86.1
            Cost of Services                     65.9      75.5        63.0       72.9
                                                 ----      ----        ----       ----
                Cost of revenue                  86.4      86.0        86.2       85.8
                                                -----     -----        ----       ----

           Product Gross Profit                  13.0      13.8        13.0       13.9
           Services Gross Profit                 34.1      24.5        37.1       27.1
                                                 ----      ----        ----       ----
                Gross Profit                     13.6      14.0        13.8       14.2
                                                 ----      ----        ----       ----

           Selling, general and
              administrative expenses            13.5      13.6        13.0       12.9
                                                -----      ----        ----       ----
           Income from operations                 0.1       0.4         0.8        1.3
           Interest and other income, net         0.2       0.4         0.2        0.4
                                                 ----       ---         ---       ----
           Income before income taxes             0.3       0.8         1.0        1.7
           Provision for income taxes             0.1       0.3         0.4        0.7
                                               ------      ----         ---        ---
           Net income                             0.2%      0.5%        0.6%       1.0%
                                               ======     =====         ===        ===


     Three Months Ended January 31, 1999 Compared to Three Months Ended January 31, 1998

           Revenue. The Company's revenue increased $4.0 million or 8.1% from $49.4 million for the three months ended January 31, 1998 to $53.4 million for the three months ended January 31, 1999. Product revenue increased by $3.5 million (7.2%) due primarily to increases in shipments of personal computers and displays, as well as revenue generated by Coastal, partially offset by lower per unit prices for personal computers. Service revenue increased $547,000 (51.4%) as a result of the Company's continued emphasis on providing value-added services.

           Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit increased $358,000 or 5.2% from $6.7 million for the second quarter of fiscal 1998 to $7.2 million for the most recent fiscal quarter. Gross profit from the sale of products increased by $69,000 while gross profit from the sale of services increased by $289,000. The changes in gross profit primarily result from the changes in revenue discussed above. As a percentage of revenue, gross profit decreased to 13.6% in the second quarter of fiscal 1999 as compared to 14.0% in fiscal 1998. Competitive pressures, changes in types of products or services sold and product availability result in fluctuations in gross profit.

              Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $519,000 or 7.7% from $6.7 million in the second quarter of fiscal 1998 to $7.2 million in the second quarter of fiscal 1999. This increase is principally a result of higher salaries and personnel costs as well as higher depreciation and amortization costs. In addition, the Company incurred higher operating costs associated with the Company's new subsidiary, Coastal.

          Interest Income. Interest income decreased from $203,000 in the second quarter of 1998 to $105,000 in the second quarter of 1999 due to lower cash balances available for investment.

              Provision for Income Taxes. The effective income tax rate increased to 48% in the current period compared to 39% of pre-tax income in the prior year period principally as a result of certain non deductible expenses.

     Six Months Ended  January 31, 1999 Compared to Six Months Ended January 31,
     ---------------------------------------------------------------------------
     1998
     ----

              Revenue. The Company's revenue increased by $14.5 million or 15.0% from $96.4 million for the six months ended January 31, 1998 to $110.9 million for the six months ended January 31, 1999. Revenue from the sale of products increased by $13.0 million (13.8%) while revenue from service offerings increased by $1.4 million (70.7%). The increases in revenue were largely attributable to growth at the Company's Electrograph and Coastal subsidiaries. Coastal was acquired on January 2, 1998. The Company continued to experience lower average selling prices for personal computers offset partially by increases in units shipped.

              Gross Profit.Gross profit increased by $1.6 million (11.5%) to $15.3 million for the first six months of fiscal 1999 from $13.7 million in the comparable period a year ago. Gross profit from product sales increased by 6.5% ($855,000) from $13.1 million in the first six months of fiscal 1998 to $14.0 million in the most recent six month period. Service offerings generated $1.3 million of gross profit in the first six months of fiscal 1999 versus $546,000 in gross profit generated in the comparable period a year ago. The growth in gross profit dollars is principally due to the increase in revenue discussed above. Gross margin percentages declined in the recent period due to generally lower vendor incentives including market development funds, co-op advertising, and rebate programs.

              Selling, General and Administrative Expenses. Selling general and administrative expenses increased by $2.0 million or 16.2% from $12.4 million for the first six months of fiscal 1998 to $14.4 million for the first six months of fiscal 1999. The increase is principally due to higher salaries and personnel costs, higher advertising costs associated with the Company's strategy of focusing on providing value added services and costs associated with enhancing the Company's e-commerce capabilities. Additionally, the Company incurred higher depreciation and amortization costs and other operating costs associated with the Company's new subsidiary, Coastal.

          Interest Income. Interest income decreased due to lower cash balances available for investment.

              Provision  for  Income  Taxes.   The  effective  income  tax  rate
      increased slightly from 40.3% for the first six months of fiscal 1998 to 40.7% in the most recent fiscal period.

      Liquidity and Capital Resources
      -------------------------------

           The Company's primary sources of financing have been internally generated working capital from operations and a line of credit from financial institutions.

           For the six months ended January 31, 1999, cash provided by operating activities was $513,000 consisting primarily of net income, depreciation and amortization and the sale of investments, partially offset by a decrease in accounts payable and accrued expenses. The Company's accounts receivable and accounts payable and accrued expenses balances as well as its investment in inventory can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, the Company's experience is that increases in accounts receivable, inventory and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels. In addition, during the six months ended January 31, 1999 the Company used approximately $842,000 for capital expenditures.

           The   Company  has   available  a  line  of  credit  with   financial
      institutions in the aggregate amount of $15.0 million. No amounts were outstanding under this line as of January 31, 1999.

           The Company believes that its current balances in cash and cash equivalents and investments, expected cash flows from operations and available borrowings under the line of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 1999. The Company currently has no material commitments for capital expenditures. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory and the purchase of equipment and expansion of facilities, the possible opening of new offices, potential acquisitions, and expansion of the Company's e-commerce capabilities.

      New Accounting Standards
      ------------------------

           The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information," which the Company has adopted effective August 1, 1998. This statement establishes standards for reporting information about operating segments, and related disclosures about product and services, geographic areas and major customers. The adoption of this statement did not have an impact on the Company's financial statements.

           The Company will implement the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," in fiscal 2000. The Company believes that the implementation of this new pronouncement will have no impact on the financial position and results of operations of the Company.

      PART II - OTHER INFORMATION

      Item 5.     Other Information

              As permitted by a recent amendment to the New York Business Corporation Law, on March 12, 1999, the Board of Directors amended the By-Laws to permit notices of meetings of shareholders to be given not less than ten nor more than sixty days before the meeting, and to permit the Board to set a record date for meetings of shareholders that is not more than sixty nor less than ten days prior to the date of such meeting. In each case, the prior outside date had been fifty days.

      Item 6.     Exhibits and Reports

      (a)     Exhibits
      ---     --------

       Exhibit No.           Description
       -----------           -----------

          3(ii)              Amended and Restated By-Laws
         27                  Financial Data Schedule


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



                                       MANCHESTER EQUIPMENT CO., INC.
                                       (Registrant)



DATE:   March 12, 1999                  s/s Barry Steinberg
                                        -------------------
                                       Barry Steinberg
                                       President and Chief Executive Officer



DATE:   March 12, 1999                 s/s/ Joseph Looney
                                       ------------------------------
                                       Joseph Looney
                                       Chief Financial Officer