Form 10-Q
period 1999-04-30
MANCHESTER EQUIPMENT CO INC
filed 1999-06-08
CIK 1023876

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended April 30, 1999

                                       or

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

         There  were  8,096,600  outstanding  shares of COMMON  STOCK at June 3,
1999.

                 MANCHESTER EQUIPMENT CO., INC. AND SUBSIDIARIES

                                      Index

PART I.       FINANCIAL INFORMATION                                       Page

Item 1.       Condensed Consolidated Balance Sheets
                     April 30, 1999 (unaudited) and July 31, 1998           3

              Condensed Consolidated Statements of Income
                     Three months and nine months ended
                      April 30, 1999 and 1998 (unaudited)                   4

              Condensed Consolidated Statements of Cash Flows
                     Nine months ended April 30, 1999 and 1998 (unaudited)  5

              Notes to Condensed Consolidated Financial Statements          6

Item 2.       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    8


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                            15

Item 4.       Submission of Matters to a Vote of Security Holders          15

Item 6.       Exhibits and Reports                                         15

PART I  FINANCIAL INFORMATION

ITEM 1.            Financial Statements

                 Manchester Equipment Co., Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                       (in thousands except share amounts)

                                                 April 30, 1999   July 31, 1998
                                                 (Unaudited)
                                                 -----------      -------------
Assets:
  Cash and cash equivalents                            $ 11,951       $   7,816
  Investments                                                 -           1,501
  Accounts receivable, net                               25,788          26,296
  Inventory                                               8,037           9,167
  Deferred income taxes                                     482             482
  Prepaid income taxes                                      159               -
  Prepaid expenses and other current assets                 196             290
                                                            ---             ---
         Total current assets                            46,613          45,552

  Property and equipment, net                             6,182           5,975
  Goodwill, net                                           4,997           4,325
  Deferred income taxes                                     475             475
  Other assets                                              306             567
                                                            ---             ---
                                                        $58,573         $56,894
                                                        =======         =======
Liabilities:
  Current maturities under capital
   lease obligation                                    $      8         $    82
  Accounts payable and accrued expenses                  19,526          18,358
  Deferred service revenue                                  574             775
  Income taxes payable                                        -             225
                                                            ---             ---
         Total current liabilities                       20,108          19,440

  Deferred compensation payable                             109             109
                                                            ---             ---

         Total liabilities                               20,217          19,549
                                                         ------          ------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000
   shares authorized, none issued                             -               -
  Common stock, $.01 par value; 25,000,000 shares
    authorized, 8,096,600 issued and outstanding             81              81
  Additional paid-in capital                             18,820          18,767
  Deferred compensation                                     (44)            (64)
  Retained earnings                                      19,499          18,561
                                                         ------          ------
         Total shareholders' equity                      38,356          37,345
                                                         ------          ------
                                                        $58,573         $56,894
                                                        =======         =======
See notes to condensed consolidated financial statements.
                                                                   3

                 Manchester Equipment Co., Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                    Unaudited

                                       Three months ended April 30,      Nine months ended  April 30,
                                          1999             1998               1999          1998
Revenue
       Products                         $52,956           $52,655          $160,409       $147,071
       Services                           1,834             1,514             5,269          3,526
                                          -----             -----             -----         ------
                                         54,790            54,169           165,678        150,597
                                         ------            ------           -------        -------
Cost of revenue
       Products                          45,053            45,026           138,501        126,292
       Services                           1,241             1,160             3,406          2,626
                                          -----             -----             -----          -----
                                         46,294            46,186           141,907        128,918
                                         -------           ------           -------        -------

       Gross profit                       8,496             7,983            23,771         21,679

Selling, general and
    administrative expenses               8,073             7,086            22,482         19,490
                                          -----             -----            ------         ------

       Income from operations               423               897             1,289          2,189

Interest expense                            ( 2)              ( 5)               (7)           (38)
Interest income                             116                82               336            486
                                            ---           -------               ---            ---

       Income before income taxes           537               974             1,618          2,637

Provision for income taxes                  240               387               680          1,057
                                            ---               ---               ---          -----

       Net income                         $ 297              $587              $938         $1,580
                                          =====              ====              ====         ======

Net Income per share
   Basic                                  $0.04           $  0.07             $0.12          $0.19
                                          =====           =======             =====          =====
   Diluted                                $0.04           $  0.07             $0.12          $0.19
                                          =====           =======             =====          =====

Weighted average
  shares outstanding
  Basic                                   8,097             8,542             8,097          8,533
                                          =====             =====             =====          =====
  Diluted                                 8,097             8,548             8,097          8,535
                                          =====             =====             =====          =====


See notes to condensed consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                             For the nine months
                                                                ended April 30,
                                                                1999      1998
                                                                   (Unaudited)
                                                                 -------------

Cash flows from operating activities:
         Net income                                           $  938     $1,580
  Adjustments to reconcile net income
    to net cash from operating activities:
         Depreciation and amortization                         1,325        900
         Allowance for doubtful accounts                         167        288
         Stock compensation expense                               73         44
  Change in assets and liabilities net of
    the effects of acquisition:
         Decrease (increase) in accounts receivable              341     (4,063)
         Decrease in inventory                                 1,130      5,424
         Increase  in prepaid expenses and
             other current assets                                (65)      (124)
         Decrease in other assets                                261         21
         (Decrease) increase in accounts payable and
             accrued expenses                                  1,168     (6,367)
         (Decrease) increase in deferred service
          contract revenue                                      (201)         8
         Decrease  in income taxes  payable                     (225)         -
         Sale of investments                                   1,501      1,907
                                                              ------      -----
       Net cash provided by (used in)operating activities      6,413       (382)
                                                               -----        ---
Cash flows from investing activities:
         Capital expenditures                                 (1,333)    (2,525)
         Payment for acquisition, net of cash acquired          (871)    (2,921)
                                                                 ---      -----

         Net cash used in investing activities                (2,204)    (5,446)
                                                              ------      -----

Cash flows from financing activities:
         Net repayments of borrowings                              -     (1,274)
         Payments on capital lease obligations                   (74)       (77)
         Purchase of  treasury stock                               -        (99)
         Payments on notes payable - other                         -       (481)
                                                                 ---        ---
Net cash used in financing activities                            (74)    (1,931)
                                                                  --      -----
Net increase (decrease) in cash and cash equivalents           4,135     (7,759)
         Cash and cash equivalents at beginning of period      7,816     15,049
                                                               -----      -----
Cash and cash equivalents at end of period                   $11,951     $7,290
                                                             =======     ======

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

         Sales of hardware, software and networking products comprise the majority of the Company's revenue. The Company has entered into agreements with certain suppliers and manufacturers which provide the Company favorable pricing and limited price protection in the event the vendor reduces its prices.

         In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company as of April 30, 1999 and the results of operations for the three months and nine months ended April 30, 1999 and 1998 and cash flows for the nine months ended April 30, 1999 and 1998. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended July 31, 1998, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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


   3.  Acquisition of Coastal Office Products Inc.:

         On January 2, 1998, the Company acquired all of the outstanding shares of Coastal Office Products, Inc. ("Coastal"), a reseller and provider of microcomputer services and peripherals to companies in the greater Baltimore, Maryland area. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $3.1 million at closing, $871,000 paid on March 15, 1999, based upon Coastal meeting certain targeted results for calendar 1998, plus a potential future contingent payment. The future contingent payment of up to $1,050,000 for calendar 1999 will be determined based upon Coastal achieving certain agreed upon increases in revenue and pretax income for calendar 1999 over calendar 1997 amounts. The cash payments were made from the Company's cash balances. The contingent payment, if any, would be paid in cash (or, under certain conditions, in Company common stock) on March 15, 2000. The selling shareholders received employment agreements that also provided for the issuance of 20,000 shares of common stock. The fair value of the common stock, amounting to $80,000 was recorded as deferred compensation and is being expensed over the three year vesting period.

         Operating results of Coastal are included in the Condensed Consolidated Statements of Income from the date of acquisition. The acquisition resulted in goodwill of $3,836,000 which is being amortized on the straight-line basis over 20 years.

        The following unaudited pro forma consolidated results of operations for the nine months ended April 30, 1998 assume that the Coastal acquisition occurred on August 1, 1997 and reflect the historical operations of the purchased business adjusted for lower interest on invested funds, contractually revised officer compensation and rent and increased
     amortization,   net  of  applicable   income  taxes,   resulting  from  the
     acquisition:

                                                Nine months ended
                                                 April 30, 1998
                                             (in thousands,  except
                                                per share amounts)

                  Revenue                            $154,172
                  Net income                            1,605
                  Net income per share                  $0.19

         The pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been made at the beginning of the period, or of results which may occur in the future.

4.       Repurchase of Common Stock

         On May 3, 1999, the Company announced that its Board of Directors authorized the expenditure through April 2000 of up to $2.0 million to repurchase its common stock. To date no repurchases have been made under this program.

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

           As a result of intense price competition within the computer industry as well as other industry conditions, the Company has experienced increasing pressure on per unit prices as well as on its gross profit and operating margins with respect to the sale of products. The Company's strategy includes increasing its focus on providing value-added services with operating margins that are higher than those obtained with respect to the sale of products. The Company has experienced a significant increase in selling, general and administrative expenses primarily in the form of increased personnel costs, in connection with the implementation of this strategy. The Company's future performance will depend in part on its ability to manage successfully a continuing shift in its operations to value-added services.

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

           The Company's largest customer accounted for approximately 8% and 8% (or $12,692,000, and $11,355,000, respectively) of the Company's revenue for each of the nine months ended April 30, 1999 and 1998, respectively, substantially all of which revenue was derived from the sale of hardware products. This customer accounted for 7% of revenue for the fiscal year ended July 31, 1998. There can be no assurance that the Company will continue to derive substantial revenue from this customer.

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

           The markets for the Company's products and services are characterized by rapidly changing technology and frequent introductions of new hardware and software products and services, which render many existing products noncompetitive, less profitable or obsolete. The Company believes that its inventory controls have contributed to its ability to respond effectively to these technological changes. As of April 30, 1999 and 1998, inventories represented 14% and 11%, respectively, of total assets. For the nine months ended April 30, 1999 and 1998, annualized inventory turnover was 28 and 30 times, respectively. Inventory turned 17 times in the fiscal year ended July 31, 1998. The failure of the Company to anticipate technology trends or to continue to effectively manage its inventory could have a material adverse effect on the Company's business, results of operations and financial condition.

           The Company believes its controls on accounts receivable have contributed to its profitability. The Company's annualized bad debt expense represented less than 0.2% of total revenue in each of the nine month periods ended April 30, 1999 and 1998. For the fiscal year ended July 31, 1998, bad debt expense represented 0.2% of total revenues.

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

      Year 2000 Readiness Disclosure

         The Company has undertaken a complete and thorough review of all of its operations to determine those aspects which involve or are dependent upon a computer application. The Company is reviewing the software and operating systems for each such application to determine if it is Year-2000-Compliant. Any such system or application which is not Year-2000-Compliant is being modified or upgraded to assure the Company's continued ability to operate without interruption. Manchester's year 2000 project has been underway for over a year. This is aimed at ensuring that, when the year 2000 arrives, all applications used on Manchester's AS/400 computer system are year 2000 compliant. As of May 3, 1999 the following tasks have been completed:

     o All programs containing date manipulations, calculations or comparison routines have been identified.

     o    All of these programs have been modified to be year 2000 compliant.

     o Physical database files and supporting logical views of these files that contain date data and sequencing by date have been identified and these files have been modified as required to be year 2000 compliant.

     Manchester's communications, local, and wide area networks have been tested or represented (by the manufacturers) to be year 2000 compliant, with a few minor exceptions that should be resolved shortly. Our status as of May 3, 1999 is as follows:

     o The local area network operations systems have been represented to be year 2000 compliant by the manufactures/publishers.

     o The network servers have been represented to be year 2000 compliant by the manufacturers.

     o An audit of all wide area network devices has been completed and the recommended changes have been made.

     o An audit has been completed assessing the compliance level of all computers and recommended upgrades have been made.

     o We continue to audit software applications on the local area network. Products that are identified as non-compliant are either being upgraded or removed.

     o The telephone system has been represented by the manufacturer to be year 2000 compliant.

     o We have received assurances of compliance from vendors of other types of equipment (e.g. alarm, HVAC), either via correspondence or from information on their websites.

     Testing and monitoring will be on going throughout the rest of the year. The Company is in the process of obtaining assurances regarding Year 2000 compliance from other companies upon which it may rely for products or services.

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

     o Products sold to some of the Company's customers could fail to perform some or all of their intended functions. In such a situation, the Company's maximum obligation would be to repair or replace the defective products to the extent the Company is required to do so under manufacturer reimbursed warranty programs.

         The Company believes its plans for addressing the Year 2000 Issue as outlined above are adequate to handle the most reasonably likely worst case scenario. The Company does not believe it will incur a material financial impact for the risk of failure, or from the costs associated with assessing the risks of failure, arising from the Year 2000 Issue. Consequently, the Company does not intend to create a contingency plan other than as set forth above. In addition, if the Company's assessment of its vendors, when completed, indicates that certain product shortages can be anticipated, the Company may adjust its plans accordingly, although the Company does believe that it has the capacity to maintain significant levels of inventory.

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

      Acquisition of Coastal Office Products Inc.:

         On January 2, 1998, the Company acquired all of the outstanding shares of Coastal Office Products, Inc. ("Coastal"), a reseller and provider of microcomputer services and peripherals to companies in the greater Baltimore, Maryland area. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $3.1 million at closing, $871,000 paid on March 15, 1999, based upon Coastal meeting certain targeted results for calendar 1998, plus a potential future contingent payment. The future contingent payment of up to $1,050,000 for calendar 1999 will be determined based upon Coastal achieving certain agreed upon increases in revenue and pretax income for calendar 1999 over calendar 1997 amounts. The cash payments were made from the Company's cash balances. The contingent payment, if any, would be paid in cash (or, under certain conditions, in Company common stock) on March 15, 2000. The selling shareholders received employment agreements that also provided for the issuance of 20,000 shares of common stock. The fair value of the common stock, amounting to $80,000 was recorded as deferred compensation and is being expensed over the three year vesting period.

          Operating   results  of  Coastal  are   included   in  the   Condensed
     Consolidated Statements of Income from the date of acquisition. The acquisition resulted in goodwill of $3,836,000 which is being amortized on the straight-line basis over 20 years.

     E-Commerce

          On January 18, 1999 the Company officially launched its new website and electronic commerce system. The new site, located at www.manchesterequipment.com allows existing customers, corporate shoppers and others to find product specifications, compare products, check price and availability and place and track orders quickly and easily 24 hours a day seven days a week. The Company has made, and expects to continue to make, significant investments and improvements in its e-commerce capabilities. There can be no assurance that the Company will be successful in enhancing and increasing its business through its expanded Internet presence.

      Results of Operations

         The following table sets forth, for the periods indicated, information derived from the Company's Condensed Consolidated Statements of Income expressed as a percentage of related revenue or total revenue.

                                                                       Percentage of Revenue
                                             Three Months Ended          Nine Months Ended
                                                  April 30,                   April 30,
                                            1999           1998           1999         1998
                                            ----           -----          ----         ----
           Product sales                    96.7%          97.2%         96.8%         97.7%
           Services                          3.3            2.8           3.2           2.3
                                             ---            ---           ---           ---
           Total revenue                   100.0          100.0         100.0         100.0
                                           -----          -----         -----         -----

           Cost of product sales            85.1           85.6          86.3          85.9
           Cost of  services                67.7           76.6          64.6          74.5
                                            ----           ----          ----          ----
                Cost of revenue             84.4           85.3          85.7          85.6
                                            ----           ----          ----          ----

           Product gross profit             14.9           14.4          13.7          14.1
           Services gross profit            32.3           23.4          35.4          25.5
                                            ----           ----          ----          ----
                Gross profit                15.5           14.7          14.3          14.4
           Selling, general and
              administrative expenses       14.7           13.1          13.5          12.9
                                            ----           ----          ----          ----
           Income from operations            0.8            1.6           0.8           1.5
           Interest and other income, net    0.2            0.2           0.2           0.3
                                            ----            ---           ---           ---
           Income before income taxes        1.0            1.8           1.0           1.8
           Provision for income taxes        0.4            0.7           0.4           0.7
                                             ---            ---           ---           ---
           Net income                        0.6%           1.1%          0.6%          1.1%
                                             ===            ===           ===           ===

     Three Months Ended April 30, 1999 Compared to Three Months Ended April 30, 1998

          Revenue. The Company's revenue increased slightly from $54.2 million for the three months ended April 30, 1998 to $54.8 million for the three months ended April 30, 1999. Product revenue increased by $301,000 (0.6%) due primarily to increases in revenue generated from the Company's Electrograph and Coastal subsidiaries, as well as higher average selling prices for personal computers. These increases were partially offset by a reduction in the number of personal computers sold during the quarter. Service revenue increased $320,000 (21%) as a result of the Company's continued emphasis on providing value-added services.

          Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit increased $513,000 or 6.4% from $8.0 million for the third quarter of fiscal 1998 to $8.5 million for the most recent fiscal quarter. Gross profit from the sale of products increased by $274,000 while gross profits from the service offerings increased by $239,000. The changes in gross profit from the sale of products primarily results from the changes in revenue discussed above. As a percentage of revenue, gross profit increased to 15.5% in fiscal 1999 as compared to 14.7% in fiscal 1998. Competitive pressures, changes in types of products or services sold and product availability result in fluctuation in gross profit.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $987,000 or 13.9% from $7.1 million in the third quarter of fiscal 1998 to $8.1 million in the third quarter of fiscal 1999. This increase is principally a result of higher salaries and personnel costs related to the Company's increased emphasis on providing value-added services and enhancing its electronic commerce capabilities and higher depreciation and amortization costs.

          Interest Income. Interest income increased from $82,000 in fiscal 1998 to $116,000 in fiscal 1999 due to higher cash balances available for investment.

          Provision for Income Taxes. The effective income tax rate increased to 45% of income before income taxes as compared to 40% in the prior year period principally as a result of certain non deductible expenses.

     Nine Months  Ended April 30, 1999  Compared To Nine Months  Ended April 30,
     1998

          Revenue. The Company's revenue increased by $15.1 million (10.0%) from $150.1 million for the first nine months of fiscal 1998 to $165.7 million for the first nine months of fiscal 1999. The increase is due to increased revenue from the Company's Electrograph and Coastal subsidiaries partially offset by lower per unit prices for personal computers. Revenue from services increased by 49% over service revenue for the prior nine month fiscal period while product revenue increased by 9.1% from fiscal 1998 amounts.

          Gross Profit. Gross profit increased $2.1 million (9.7%) from $21.7 million for the first nine months of fiscal 1998 to $23.8 million for the most recent nine month period. Margins on product sales declined to 13.7% versus 14.1% due to changes in product mix while margins on service offerings improved from 25.5% to 35.4% primarily due to increased revenue and improved personnel utilization in the technical services area.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.0 million (15.4%) from $19.5 million in fiscal 1998 to $22.5 in fiscal 1999. This increase is primarily due to increases in the personnel infrastructure as the Company continues to build its sales and service organization and increase its emphasis on providing value added services and costs associated with enhancing the Company's e-commerce capabilities, as well as higher depreciation and amortization expenses.

          Interest Income. Interest income decreased due to lower cash balances available for investment.

          Provision For Income Taxes. The effective income tax rate increased to 42% of pre tax income as compared to 40% in the prior year due to certain non deductible expenses.

     Liquidity and Capital Resources

          The Company's primary sources of financing have been internally generated working capital from profitable operations and a line of credit from a financial institution.

          For the nine months ended April 30, 1999, cash generated from operating activities was $6.4 million consisting primarily of net income, non cash charges (principally depreciation and amortization) and the sale of investments. Reductions in accounts receivable and inventory as well as an increase in accounts payable and accrued expenses also contributed cash generated from operations. The Company's accounts receivable and accounts payable and accrued expenses balances as well as its investment in inventory can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, the Company's experience is that increases in accounts receivable, inventory and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels. In addition, during the nine months ended April 30, 1999 the Company used approximately $1.3 million for capital expenditures, and paid $871,000 in contingent purchase price relating to the acquisition of Coastal.

          The  Company  has   available  a  line  of  credit  with  a  financial
     institution in the aggregate amount of $15.0 million. As of April 30, 1999, no amounts are outstanding under this line.

          The Company believes that its current balances in cash and cash equivalents, expected cash flows from operations and available borrowings under the line of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 1999. On May 3, 1999, the Company announced that its Board of Directors authorized the expenditure, through April, 2000, of up to $2.0 million to repurchase its common stock. To date, no repurchases have been made under this program. The Company currently has no material commitments for capital expenditures. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory and the purchase of equipment and expansion of facilities as well as the possible opening of new offices and potential acquisitions.
                                       14

      PART II - OTHER INFORMATION

      Item 1.              Legal Proceedings

           None.

      Item 2.              Changes in Securities

              None.

      Item 4.              Submission of Matters to a Vote of Security Holders

             On April 15, 1999 the Company held its Annual Meeting of Shareholders to (1) elect six Directors to serve until the 2000 Annual Meeting of Shareholders; and (2) ratify the reappointment of KPMG LLP as independent auditors of the Company for the year ending July 31, 1999.

             The results of the voting for the election of Directors were as follows:

                                                                                          Broker
             Nominee                        For              Withheld      Abstain      Non-votes
             --------------                 ---              --------      -------      ---------
          Barry R. Steinberg             7,372,709            317,615          0             0
          Joel G. Stemple                7,673,109             17,215          0             0
          Joel Rothlein                  7,673,109             17,215          0             0
          Bert Rudofsky                  7,673,109             17,215          0             0
          Michael E. Russell             7,673,109             17,215          0             0
          Julian Sandler                 7,673,109             17,215          0             0

          Accordingly, each of six nominees received a plurality of the total votes that were cast.

          The results of the voting on the ratification of the appointment of KPMG LLP as the Company's independent auditors were as follows:
                                                                        Broker
                    For              Against          Abstain         Non-votes
                    ---              -------          -------         ---------
                 7,678,619            6,165            5,540              0

          Accordingly, the number of shares voted for the ratification of the appointment of KPMG LLP constituted a majority of the shares present in person or represented by proxy.

      Item 6.     Exhibits and Reports

      (a)     Exhibits

       Exhibit No.           Description
       -----------           ------------
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


                                         MANCHESTER EQUIPMENT CO., INC.
                                              (Registrant)



DATE:  June 7, 1999                       /s/ Barry Steinberg
                                          -------------------
                                           Barry Steinberg
                                           President and Chief Executive Officer



DATE:  June 7, 1999                       /s/ Joseph Looney
                                          -----------------
                                          Joseph Looney
                                          Chief Financial Officer