Form 10-K
period 1999-07-31
MANCHESTER EQUIPMENT CO INC
filed 1999-11-01
CIK 1023876

48


================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K


x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended July 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES __X__ NO _____

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 12, 1999 was $8,193,408 (2,731,136 shares at a closing sale price of $3.00).

As of October 12, 1999, 8,084,800 shares of Common Stock ($.01 par value) of the Registrant were issued and outstanding.
                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

                         MANCHESTER EQUIPMENT CO., INC.

                                    FORM 10-K
                            YEAR ENDED JULY 31, 1999
                                TABLE OF CONTENTS


Part I
                                                                    Page
                                                                    ----
Item 1.   Business                                                    3
Item 2.   Properties                                                 11
Item 3.   Legal Proceedings                                          12
Item 4.   Submission of Matters to a Vote of Security Holders        12

Part II

Item 5.   Market  for the  Registrant's  Common  Stock
           and  Related Stockholder Matters                          12
Item 6.   Selected  Financial  Data                                  13
Item 7.   Management's  Discussion  and  Analysis of  Financial
           Condition and Results of Operations                       14

Item 8.   Financial Statements and Supplementary Data                20
Item 9.   Change  In and  Disagreements  with  Accountants
           on  Accounting  and  Financial Disclosures                20

Part III

Item 10.  Directors and Executive Officers of the Registrant         21
Item 11.  Executive Compensation                                     21
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                            25
Item 13.  Certain Relationships and  Related Transactions            26

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                               27

Signatures   Chief Executive Officer, Chief Financial Officer,
                and Directors                                        46

                                     PART I

This Report contains certain forward-looking statements that are based on current expectations. The actual results of Manchester Equipment Co., Inc. (the "Company") may differ materially from the results discussed herein as a result of a number of unknown factors. Such factors include, but are not limited to, there being no assurance that the Company will be successful in expanding its Internet presence, that the acquisitions of Electrograph Systems, Inc. and
Coastal Office Products, Inc. will continue to add to the Company's profitability, that the Company will be successful in its efforts to focus on value-added services, that the Company will be successful in attracting and retaining highly skilled technical personnel and sales representatives necessary to implement the Company's growth strategies, that the Company will not be adversely affected by continued intense competition in the computer industry, continued decreases in average selling prices of personal computers, a lack of product availability or deterioration in relationships with manufacturers, or a loss or decline in sales to any of its major customers. See "Products" and "Competition" in Part I, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report for a discussion of important factors that could affect the validity of any forward looking statements.

ITEM 1. Business

General

         Manchester Equipment Co., Inc. ("Manchester" or the "Company") is an integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. The Company offers its customers single-source solutions customized to their information systems needs by integrating its analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. Over the past 26 years, the Company has forged long-standing relationships with both customers and suppliers and capitalized on the rapid developments in the computer industry, including the shift toward client/server-based platforms.

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

         The Company offers its customers a variety of value-added services, such as consulting, integration and support services, together with a broad range of computer and networking products from leading vendors. Consulting services include systems design, performance analysis, and migration planning. Integration services include product procurement, configuration, testing and systems installation and implementation. Support services include network management, "help-desk" support, and enhancement, maintenance and repair of computer systems. Most of the Company's revenues are derived from sales to customers located in the New York Metropolitan area, with approximately 80% of the Company's revenue generated from its Long Island and New York City offices.

         The Company was incorporated in New York in 1973 and has six active wholly-owned subsidiaries: Manchester International, Ltd., a New York corporation, which sells computer hardware, software and networking products to resellers domestically and internationally; ManTech Computer Services, Inc., a New York corporation, which identifies and provides temporary information technology positions and solutions for commercial customers; Electrograph Systems, Inc., a New York corporation, which distributes microcomputer peripherals throughout the United States; Coastal Office Products, Inc., a Maryland corporation, which is an integrator and reseller of computer products in the Baltimore, Maryland area; Manchester Solutions Incorporated, a New York corporation, which provides project management, design, construction and office furniture solutions; and Marketplace4U.com, Inc., a New York corporation, which is an online superstore that offers a wide range of brand name products to consumers.

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

         Electronic Ordering System. Manchester has implemented an electronic ordering system. This ordering system enables participating customers to access the Company via the Internet, review various products, systems and services offered by the Company and place their orders on-line. Customers are also able to obtain immediate customized information regarding products, systems and services that meet their specific requirements. The ordering system produces a matrix of alternative fully compatible packages, together with their availability and related costs, based on parameters indicated by the customer. Customers are not granted access to this system without prior credit clearance. (See "Expanding Internet Presence").

         Increasing Sales Force Productivity. Manchester is addressing a variety of strategies to increase sales force productivity. The Company has implemented enhancements to its system allowing its salesforce immediate access to information regarding price and availability of products. In addition, the Company is planning enhancements that will allow sales representatives to obtain immediate customized information regarding products and services that meet specific requirements of customers. The Company believes that this system will increase the productivity of its sales representatives by enabling them to offer rapid and comprehensive solutions to their customers' needs.

         The Company provides training of its sales representatives in matters relating to value-added services, such as consulting and integration services. To facilitate such training, the Company constructed dedicated training facilities in one of its Long Island offices and in its New York City office.

         Expanding New York Metropolitan Area Presence. The Company believes that it has a strong presence and wide name recognition in the New York Metropolitan area, where there is a growing corporate demand for computer products and services. Manchester is seeking to expand its presence in this area through its enlarged New York City office and increased sales and service capabilities. The Company believes that these steps will enable it to capture a greater percentage of the New York Metropolitan area market. In fiscal 1998, the Company relocated its New York City office to space that is approximately double the size of the previous office location.

         Expanding into Additional Business Centers. The Company has regional offices in Newton, Massachusetts and Boca Raton, Florida, from which it derived approximately 10% of its revenues for the fiscal year ended July 31, 1999. During fiscal 1998, the Company expanded into Baltimore, Maryland through the acquisition on January 2, 1998 of Coastal Office Products, Inc. (see "Acquisitions").

         Expanding Internet Presence. On January 18, 1999 the Company officially launched its new website and electronic commerce system. The new site, located at www.e-manchester.com, allows existing customers, corporate shoppers and others to find product specifications, compare products, check prices and availability and place and track orders quickly and easily 24 hours a day, seven days a week. The Company has made, and expects to continue to make, significant investments and improvements in its e-commerce capabilities.

         On June 25, 1999, the Company announced the launch of a new consumer products on-line super store, Marketplace4U.com ("MP4U"). MP4U offers consumers great selection, price and service as well as a choice for savings. MP4U offers products in categories such as consumer electronics, automotive accessories, outdoor and camping equipment from each of its three "on line" stores. The first store (Marketplace4U) displays current top brand products at aggressive and competitive prices; the second store (FactoryNew4U) sells factory remanufactured and warranteed top-brand products at even greater savings; the third store (Closeouts4U) features new products that are brand name close-outs and special purchases. During the fiscal year ended July 31, 1999 revenue from MP4U was not material.


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

         Support.  The  Company  offers  support  services  for  its  customers'
existing   information  systems,   including  network  management,   "help-desk"
services, enhancements, maintenance and repair.

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

         Enhancement, maintenance and repair services range from broad on-site coverage to less expensive, basic maintenance and repair of itemized hardware or software, as well as enhancements such as upgrades of existing systems. Field representatives are equipped with notebook computers to facilitate the exchange of information with both the information systems at the Company's headquarters and with technical databases available on the Internet. The Company maintains a laboratory at its Long Island facilities where the Company prototypes customer problems for quicker solutions without jeopardizing customers' information systems.
                                       6

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

         Cisco Systems, Inc                          NEC Technologies, Inc.
         Compaq Computer Corporation.                Nortel  Networks, Inc.
         Computer Associates International, Inc      Novell, Inc.
         Epson America, Inc.                         Philips Electronics N.V.
         Hewlett-Packard Company.                    Seagate Technology, Inc.
         Intel Corporation                           3Com Corp.
         Microsoft Corporation                       Toshiba America Information
                                                      Systems, Inc.
                                                     Viking Components, Inc.


         For the fiscal years ended July 31, 1999 and 1998, sales by the Company of products manufactured by Compaq, Hewlett-Packard and Toshiba collectively comprised approximately 43% and 49%, respectively, of the Company's revenues. For the fiscal year ended July 31, 1997, sales by the Company of products manufactured by Compaq, Hewlett-Packard, NEC and Toshiba collectively comprised approximately 56% of the Company's revenue. In fiscal years ended July 31, 1999, 1998 and 1997, sales of products manufactured by Toshiba accounted for approximately 9%, 18%, and 26%, respectively, of the Company's revenue, substantially all of which were sales of notebook computers and related accessories. Also in these fiscal years, sales of products manufactured by Compaq accounted for 25%, 21%, and 13%, respectively, of the Company's revenue. The total dollar volume of products purchased directly from manufacturers, as opposed to distributors or resellers, was approximately $118 million, $92 million, and $103 million for the fiscal years ended July 31, 1999, 1998 and 1997, respectively, and as a percentage of total cost of products sold was approximately 61%, 55%, and 64%, respectively.

         The Company has entered into agreements with its principal suppliers that include provisions providing for periodic renewals and permitting termination by the vendor without cause, generally upon 30 to 90 days written notice, depending upon the vendor. Compaq, Hewlett-Packard, NEC and Toshiba have regularly renewed their respective agreements with the Company, although there can be no assurance that the regular renewal of the Company's dealer agreements will continue. The termination, or non-renewal, of any or all of these dealer agreements would materially adversely affect the Company's business. The Company, however, is not aware of any reason for the termination, or non-renewal, of any of those dealer agreements and believes that its relationships with Compaq, Hewlett-Packard, NEC and Toshiba are satisfactory.

         The Company is dependent upon the continued supply of products from its suppliers, particularly Compaq, Hewlett-Packard and Toshiba. Historically certain suppliers occasionally experience shortages of select products that render them unavailable or necessitate product allocations among resellers. Each fiscal year, the Company has experienced product shortages, particularly related to newer models. The Company believes that product availability issues are as a result of the present dynamics of the personal computer industry as a whole, which include high customer product demand, shortened product life cycles and increased frequency of new product introductions into the marketplace. While there can be no assurance that product unavailability or product allocation, or both, will not increase in fiscal 2000, the impact of such an interruption is not expected to be unduly troublesome due to the breadth of alternative product lines available to the Company.

         The Company seeks to obtain volume discounts for large customer orders directly from manufacturers and through aggregators and distributors.

         Most of the Company's major product manufacturers provide price protection for a limited time period as well as stock balancing rights, by way of credits or refunds, against price reductions by the supplier between the time of the initial sale to the Company and the subsequent sale by the Company to its customers. During fiscal 1999 certain manufacturers reduced the period for which they provide price protection and stock balancing rights. There can be no assurance that manufacturers will not further limit or eliminate price protection and stock balancing rights in the future.

Customers

         The Company grants credit to customers meeting specified criteria and maintains a centralized credit department that reviews credit applications. Accounts are regularly monitored for collectibility and appropriate action is taken upon indication of risk.

         The Company believes that it benefits from its long-standing relationships with many of its customers, providing opportunities for continued sales and services. Manchester believes that its broad range of capabilities with respect to both products and services is attractive to companies of all sizes. Although Manchester targets companies outside the Fortune 500 as one part of its strategy, it has sold, and anticipates that it will continue to sell, to some of the largest companies in the United States. For the fiscal years ended July 31, 1999, 1998 and 1997, approximately 7%, 7% and 15% of the Company's total revenue, respectively, were derived from United Parcel Service of America, Inc. Some of the Company's other significant commercial customers currently include Bysis Fund Services, Inc., Cabletron Systems Inc., National Broadcasting Company Inc., Sterling Doubleday Enterprises (New York Mets), Reuters America Inc., Vytra Choice Care, Inc., United Nations International Children's Emergency Fund and the United States Merchant Marine Academy.

         The Company's return policy generally allows customers to return hardware and unopened software, without restocking charges, within 30 days of the original invoice date, subject to advance approval and certain other conditions. The Company is generally able to return defective merchandise returned from customers to the vendor.

Sales and Marketing

         The Company's sales are generated primarily by its 60 person sales force. These sales representatives generally are responsible for meeting all of their customers' product and service needs and are supervised by sales managers with significant industry experience. The sales managers are responsible for overseeing sales representative training, establishing sales objectives and monitoring account management principles and procedures. Sales representatives attend seminars conducted by manufacturers' representatives at the Company's facilities, at which the Company's new and existing product and service offerings are discussed.

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

         Manchester believes that its name is widely recognized for high quality, competitively priced products and services. In 1998 Manchester adopted a new logo that appears on all of the Company's marketing materials and other corporate literature. The logo includes the phrase "Manchester, the Answer" to emphasize our position as a knowledgeable resource for networking and computer solutions for our customers. The Company promotes name recognition and the sale of its products and services through regional business directories, trade magazine advertisements, radio advertisements, direct mailings to customers and participation in computer trade shows and special events. The Company advertises at numerous sporting events in the New York metropolitan region, including full page four-color advertisements in yearbooks and/or program guides for sports teams such as the New York Mets, the New York Knicks and the New York Rangers. The Company also promotes interest in its products and services through its website on the Internet, and has expanded its website information to provide an electronic catalog of its products and services. Several manufacturers offer market development funds, cooperative advertising and other promotional programs, on which the Company relies to partially fund many of its advertising and promotional campaigns.

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

         The Company's information system assists management in maintaining controls over the Company's inventory and receivables. Manchester's average inventory turnover was 22, 17 and 17 times for the fiscal years ended July 31, 1999, 1998 and 1997, respectively, and Manchester experienced bad debt expense of less than .3% of revenue in each of these years.

         During the fiscal year ended July 31, 1999, the Company invested in its management information systems, including upgrading and expanding the IBM AS/400 system, enhancing and modifying its client/server-based management system to track services rendered for customers, and upgrading servers and network infrastructures for its headquarters. The Company utilizes experienced in-house technical personnel, assisted by the Company's senior engineers, to upgrade and integrate additional functions into the Company's management information systems.

Competition

         The computer industry is characterized by intense competition primarily in the area of price, product availability and breadth of product line. The Company directly competes with local, regional and national systems integrators, value-added resellers and distributors as well as with certain computer manufacturers that market through direct sales forces. While the Company's competitors vary depending upon the particular market, some of the national and regional competitors of the Company include Alphanet Solutions, Inc., CompuCom Systems, Inc., Dell Computer Corporation, EnPointe Technologies, Inc., Entex Information Services, Inc., and Pomeroy Computer Resources, Inc. The computer industry continues to experience a significant amount of consolidation through mergers and acquisitions, and manufacturers of personal computers may increase competition by offering a range of services in addition to their current product and service offerings. In the future, the Company may face further competition from new market entrants, possible alliances between existing competitors, as well as competition from certain manufacturers who do not currently market through direct sales forces. Some of the Company's competitors have, or may have, greater financial, marketing and other resources, and may offer a broader range of products and services, than the Company. As a result, they may be able to respond more quickly to new or emerging technologies or changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing or devote greater resources to the promotion of their products and services.

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

         Most of Electrograph's major suppliers provide price protection for a limited time period, by way of credits, against price reductions by the supplier between the time of the initial sale to Electrograph and the subsequent sale by Electrograph to its customer. Additionally, most of Electrograph's suppliers accept defective merchandise returned within 12 to 15 months after shipment to Electrograph. Some suppliers permit Electrograph to rotate its inventory by returning slow moving inventory for other inventory. Credits, refunds or other payments to which Electrograph was entitled by reason of price protection, advertising allowances, stock rotations and refunds for defective merchandise totaled approximately 1% of revenue for fiscal 1999.

         While Electrograph distributes products of more than 15 suppliers, approximately 35%, 18%, 18% and 14% of Electrograph's revenue in fiscal 1999 was derived from products manufactured by Fujitsu, Pioneer, Mitsubishi and NEC, Electrograph's largest suppliers.

         Electrograph's distribution operations are currently conducted from two distribution centers in Hauppauge, New York and Long Beach, California.
Electrograph also maintains sales offices in Baltimore, Maryland, Northville, New York and Long Beach, California.

         Coastal Office Products, Inc.

         On January 2, 1998, the Company acquired all of the outstanding shares of Coastal Office Products, Inc. ("Coastal"), a reseller and provider of microcomputer servers and peripherals in the greater Baltimore, Maryland area. The acquisition, which has been accounted for as a purchase, consisted of cash payments of approximately $4.0 million (including a contingent payment of $871,000 made on March 15, 1999) plus future contingent payments.

Employees

         At September 30, 1999, the Company had 312 full-time employees consisting of 33 sales representatives, 41 management personnel, 84 technical personnel and 154 distribution and clerical personnel. In addition, at September 30, 1999, the Company had 27 independent sales representatives. The Company is not a party to any collective bargaining agreements and believes its relations with its employees are good.

Intellectual Property

         The Company owns, or has pending, several federally registered service mark with respect to its name and logo. Most of the Company's various dealer agreements permit the Company to refer to itself as an "authorized dealer" of the products of those manufacturers and to use their trademarks and trade names for marketing purposes. The Company considers the use of these trademarks and trade names in its marketing to be important to its business.

ITEM 2. Properties

Properties

         The Company currently has ten sales branches nationwide including the corporate headquarters located in Hauppauge, New York. The following table identifies the principal leased facilities.

                                                          Approximate
                                                          Square Footage                    Lease
Facility              Location                       Office            Warehouse        Expiration Date

Corporate             160 Oser Avenue (1)
Headquarters          Hauppauge, NY                  30,000                 -           July 2000

Warehouse and         40 and 50 Marcus Blvd. (1)                                        October 2005 (40)
Service Center        Hauppauge, NY                  20,000            43,000           January 2008 (50)


New York City         469 Seventh Avenue
Sales Office          New York, NY                   13,000                 -           October  2007


Boca Raton            185 N.W. Spanish River Blvd.
Sales Office          Boca Raton, FL                   6,000                -           November 2002

Boston                25-27 Christina Street
Sales Office          Newton, MA                       3,000                -           October 2002

Electrograph          175 Commerce Drive
Corporate HQ          Hauppauge, NY                    5,000            5,000           June 2002

Baltimore             57 W. Timonium Rd.
Sales Office          Timonium, MD                       650                -           Month to month

Coastal               3832 Falls Rd.
Corporate HQ          Baltimore, MD                    8,000            2,000           January 2002







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

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended July 31, 1999.

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

                Fiscal Year 1998
                First Quarter            5-1/4           4-1/8
                Second Quarter           4-7/16          3-1/2
                Third Quarter            4-1/8           3-1/4
                Fourth Quarter           4-1/4           3-1/8

                Fiscal Year 1999
                First Quarter            3-1/2           2-11/16
                Second Quarter           9-1/4           2-1/2
                Third Quarter            5-3/8           2-3/16
                Fourth Quarter           3-3/4           2-7/16




         On October 12, 1999, the closing sale price for the Company's Common Stock was $3.00 per share. As of October 12, 1999 there were 46 shareholders of record of the Company's Common Stock. The Company believes that there are in excess of 500 beneficial holders of its common stock.

         Manchester has never declared or paid any dividends to shareholders. At this time the Company intends to continue its policy of retaining earnings for the continued development and expansion of its business.

ITEM 6.  Selected Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (in thousands, except per share amounts)

         The selected consolidated financial data presented below are derived from the audited consolidated financial statements of the Company. The Consolidated Financial Statements as of July 31, 1999 and 1998 and for each of the years in the three-year period ended July 31, 1999 and the report thereon of KPMG LLP, independent auditors, are included elsewhere in this Report. The data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.


                                                             Fiscal Year Ended July 31,
                                        1999            1998         1997           1996         1995
                                        ----            ----         ----           ----         ----     -

Income Statement Data:
  Revenue                              $228,641       $202,530     $187,801      $ 189,659     $ 170,818
  Cost of revenue                       195,423        171,930      161,186        163,128       146,323
                                        -------        -------      -------      ---------     ---------
  Gross profit                           33,218         30,600       26,615         26,531        24,495
  Selling, general and
    administrative expenses              29,849         27,414       21,023         22,598        21,280
                                         ------         ------       ------      ---------     ---------
Income from operations                    3,369          3,186        5,592          3,933         3,215
Interest and other income
  (expenses), net                           404            546          395           (365)         (392)
Provision for income taxes                1,590          1,560        2,450          1,430(1)      1,160
                                          -----          -----        -----          -----         -----
Net income                               $2,183         $2,172       $3,537      $   2,138(1)   $  1,663
                                          =====          =====        =====         =======      =======
Net income per share:
   Basic                                 $0.27           $0.26        $0.45        $  0 .34(1) $   0.27
                                          ====            ====         ====         =======    ========
   Diluted                               $0.27           $0.26        $0.45        $  0 .34(1) $   0.27
                                          ====            ====         ====        ========    ========
Weighted average shares of
 common stock outstanding:
    Basic                                 8,096          8,494        7,779          6,247         6,263
                                          =====          =====        =====          =====         =====
    Diluted                               8,096          8,499        7,779          6,247         6,263
                                          =====          =====        =====          =====         =====

                                                                July 31,
                                           1999          1998         1997           1996         1995
                                           ----          ----         ----           ----         ----
Balance Sheet Data:
  Working capital                       $27,461        $26,112      $30,578        $ 9,841       $ 9,189
  Total assets                           61,778         56,894       58,208         37,761        31,635
  Short-term debt, including
    current maturities of
    capital lease obligation                 85             82        1,637          6,952         5,600
  Capital lease obligation, excluding
     current maturities                       -              -           77            175             -
  Redeemable common stock(2)                  -              -            -          4,739         5,210
  Shareholders' equity                   39,586         37,345       36,877          8,175         6,037

---------------

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

(2) Represents the aggregate amounts payable by the Company to redeem shares of common stock under the shareholder put right and shareholders' agreements between the Company and certain shareholders. See Note 11 of notes to the consolidated financial statements.
                                       13

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

General

         Manchester is an integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. The Company offers its customers single-source solutions customized to their information systems needs by integrating its analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. To date, most of the Company's revenues have been derived from product sales. The Company generally does not develop or sell software products. However, certain computer hardware products sold by the Company are loaded with pre-packaged software products.

         As a result of intense price competition within the computer industry as well as other industry conditions, the Company has experienced increasing pressure on per unit prices as well as on its gross profit and operating margins with respect to the sale of products. Manchester's strategy includes increasing its focus on providing value-added services with operating margins that are higher than those obtained with respect to the sale of products. The Company has experienced a significant increase in selling, general and administrative expenses, primarily in the form of increased personnel costs, in connection with the implementation of this strategy. The Company's future performance will depend in part on its ability to manage successfully a continuing shift in its operations towards services.

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

         The Company's business is dependent upon its relationships with major manufacturers and distributors in the computer industry. There can be no assurance that the pricing and related terms offered by major manufacturers and distributors will not adversely change in the future. The failure to obtain an adequate supply of products, the loss of a major manufacturer or distributor, the deterioration of the Company's relationship with a major manufacturer or distributor, or the Company's inability in the future to develop new relationships with other manufacturers and distributors could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company's largest customer accounted for approximately 7%, 7% and 15% of the Company's revenue for the fiscal years ended July 31, 1999, 1998 and 1997, respectively, substantially all of which revenue was derived from the sale of hardware products. There can be no assurance that the Company will continue to derive substantial revenue from this customer.

         The Company's profitability has been enhanced by its ability to obtain volume discounts from certain manufacturers and distributors, which has been dependent, in part, upon Manchester's ability to sell large quantities of products to computer resellers, including VARs. There can be no assurance that the Company will be able to continue to sell products to resellers and thereby obtain the desired discounts from manufacturers and distributors or that the Company will be able to increase sales to end-users to offset the need to rely upon sales to resellers.

         The markets for the Company's products and services are characterized by rapidly changing technology and frequent introductions of new hardware and software products and services, which render many existing products noncompetitive, less profitable or obsolete. The Company believes that its inventory controls have contributed to its ability to respond effectively to these technological changes. As of July 31, 1999, 1998 and 1997, inventories represented 13%, 16% and 17% of total assets, respectively. During these same fiscal years, the Company's average inventory turnover was 22, 17 and 17 times, respectively. The failure of the Company to anticipate technology trends or to continue to effectively manage its inventory could have a material adverse effect on the Company's business, results of operations and financial condition.

         The  Company   believes  its  controls  on  accounts   receivable  have
contributed  to its  profitability.  The Company's bad debt expense  represented
 .1%, .2% and .2% of total revenue for the fiscal years ended July 31, 1999, 1998 and 1997, respectively.

         The Company's quarterly revenue and operating results have varied significantly in the past and are expected to continue to do so in the future. Quarterly revenue and operating results generally fluctuate as a result of the demand for the Company's products and services, the introduction of new hardware and software technologies with improved features, the introduction of new services by the Company and its competitors, changes in the level of the Company's operating expenses, competitive conditions and economic conditions. In particular, the Company has increased certain of its fixed operating expenses, including a significant increase in personnel, as part of its strategy to increase its focus on providing higher margin services. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not necessarily indicative of results to be expected for a full fiscal year.

         As a result of the rapid changes which are taking place in computer and networking technologies, product life cycles are short. Accordingly, the Company's product offerings change constantly. Prices of products change with generally higher prices early in the life cycle of the product and lower prices near the end of the product's life cycle. The computer industry continues to experience rapid declines in average selling prices of personal computers. In some instances, the Company has been able to offset these price declines with increases in units shipped. There can be no assurance that average selling prices will not continue to decline or that the Company will be able to offset declines in average selling prices with increases in units shipped.

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

         The Company has undertaken a complete and thorough review of all of its operations to determine those aspects which involve or are dependent upon a computer application. The Company is reviewing the software and operating systems for each such application to determine if it is Year-2000-Compliant. Any such system or application which has been identified as not Year-2000-Compliant has been modified or upgraded to assure our continued ability to operate without interruption. Manchester's year 2000 project has been underway for over a year and is aimed at ensuring that, when the year 2000 arrives, all applications used on Manchester's AS/400 computer system are Year-2000-Compliant. As of October 12, 1999 the following tasks have been completed:

o All programs containing date manipulations, calculations or comparison routines have been identified.

o    All of these programs have been modified to be Year-2000-Compliant.

o Physical database files and supporting logical views of these files that contain date data and sequencing by date have been identified and these files have been modified as required to be Year-2000-Compliant.

Manchester's communications, local, and wide area networks have been tested or represented (by the manufacturers) to be Year-2000-Compliant, with a few minor exceptions that should be resolved shortly. Our status as of October 12, 1999 is as follows:

o The local area network operations systems have been represented to be Year-2000-Compliant by their manufacturers/publishers.

o The network servers have been represented to be Year- 2000-Compliant by their manufacturers.

o An audit of all wide area network devices has been completed and the recommended changes have been made. o An audit has been completed assessing the compliance level of all computers and recommended upgrades have been made.

o We continue to audit software applications on our local area network. Products that are identified as non-compliant are either being upgraded or removed.

o The telephone system has been represented by its manufacturer to be Year-2000-Compliant.

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


E-Commerce

         On January 18, 1999, the Company officially launched its new website and electronic commerce system. The new site, located at www.e-manchester.com, allows existing customers, corporate shoppers and others to find product specifications, compare products, check price and availability and place and track orders quickly and easily 24 hours a day seven days a week. The Company has made and expects to continue to make, significant investments and improvements in its e-commerce capabilities. There can be no assurance that the Company will be successful in enhancing and increasing its business through its expanded Internet presence.

         On June 25, 1999, the Company announced the launch of a new consumer products on-line super store, Marketplace4U.com ("MP4U"). MP4U offers consumers great selection, price and service as well as a choice for savings. MP4U offers products in categories such as consumer electronics, automotive accessories, outdoor and camping equipment from each of its three "on line" stores. The first store (Marketplace4U) displays current top brand products at aggressive and competitive prices; the second store (FactoryNew4U) sells factory remanufactured, warranteed top-brand products at even greater savings; the third store (Closeouts4U) features new products that are brand name close-outs and special purchases. During the fiscal year ended July 31, 1999 revenues from MP4U were immaterial. There can be no assurance that MP4U will generate significant revenue or that any of the Company's on-line stores will operate profitably.

Recent Acquisition

         On January 2, 1998, the Company acquired all of the outstanding shares of Coastal Office Products, Inc. ("Coastal"), a Maryland corporation and a reseller and provider of microcomputer services and peripherals to companies in the greater Baltimore, Maryland area. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of approximately $3.1 million at closing, an additional payment of $871,000 in cash on March 15, 1999, plus potential future contingent payments. The cash payments were made from the Company's cash balances. Contingent payments of up to $1,050,000 in calendar 1999 will be determined based upon achieving certain agreed upon increases in revenue and pretax income for calendar 1999 over calendar 1997 amounts. Contingent payments, if any, would be paid in cash (or, under certain conditions, in Company common stock) on March 15, 2000. Operating results of Coastal are included in the Consolidated Statements of Income from the date of acquisition. The acquisition resulted in goodwill of $3,976,000 which is being amortized on the straight-line basis over 20 years.
                                       17

Results of Operations

         The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of income expressed as a percentage of related revenue or total revenue.


                                                        Percentage of Revenue
                                                        the Year Ended July 31,
                                                    1999         1998            1997
                                                    ----         ----            ----
Revenue
         Products                                     97.0%        97.4%         98.7%
         Services                                      3.0          2.6           1.3
                                                       ---          ---           ---
                                                     100.0        100.0         100.0
                                                     -----        -----         -----
Cost of revenue
         Products                                     86.1         85.2          86.2
         Services                                     65.3         72.1          54.4
                                                      ----         ----          ----

                                                      85.5         84.9          85.8
                                                      ----         ----          ----

Product gross profit                                  13.9         14.8          13.8
Services gross profit                                 34.7         27.9          45.6
                                                      ----         ----          ----
         Gross profit                                 14.5         15.1          14.2

Selling, general and administrative expenses          13.0         13.5          11.2
                                                      ----         ----          ----
Income from operations                                 1.5          1.6           3.0
Interest and other income (expenses), net             .2            0.3           0.2
                                                     ---            ---          ----
Income before income taxes                             1.7          1.9           3.2
Provision for income taxes                             0.7          0.8           1.3
                                                       ---          ---           ---
Net income                                             1.0%         1.1%          1.9%
                                                       ===          ===          ====

Year Ended July 31, 1999 Compared to Year Ended July 31, 1998

         Revenue. The Company's revenue increased $26.1 million or 12.9% from $202.5 million in fiscal 1998 to $228.6 million for fiscal 1999. Revenue from product sales increased by $24.5 million (12.4%) primarily due to higher revenue generated from the Company's wholly-owned subsidiaries, Electrograph Systems, Inc. ("Electrograph") which was acquired on April 25, 1997 and Coastal Office Products, Inc., which was acquired on January 2, 1998, as well as increases in the number of personal computers shipped. These increases were partially offset by lower average selling prices for personal computers. Services revenue increased by $1.6 million, or 29.7%, reflecting the Company's continued emphasis on providing services.

         Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit increased by $2.6 million or 8.6% from $30.6 million for fiscal 1998 to $33.2 million for fiscal 1999. Gross profit from the sale of products increased by $1.7 million or 5.9% due primarily to increases in revenue partially offset by less favorable mix of products sold. Gross profit generated through service offerings increased by $911,000 or 61.2% reflecting improved service revenue, as discussed above, as well as improved productivity and utilization of personnel associated with providing technical services.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.4 million or 8.9% from $27.4 million in fiscal 1998 to $29.8 million in fiscal 1999. This increase primarily relates to higher personnel costs associated with enhancing the Company's e-commerce capabilities and building the infrastructure to provide Internet based solutions to our customers. The Company also experienced higher operating costs at Electrograph and Coastal as well as higher advertising, depreciation and rent expenses in fiscal 1999.

     Other Income (Expense). Interest income decreased due to lower cash balances available for investment.

         Provision for Income Taxes. The Company's effective income tax rate increased slightly from 41.8% in fiscal 1998 to 42.1% in fiscal 1999 primarily due to non-deductible amortization of goodwill associated with the Coastal acquisition.

Year Ended July 31, 1998 Compared to Year Ended July 31, 1997

         Revenue. The Company's revenue increased $14.7 million or 7.8% from $187.8 million in fiscal 1997 to $202.5 million for fiscal 1998. Revenue from product sales increased by $11.8 million (6.4%) primarily due to revenue generated from the Company's new wholly-owned subsidiaries, Electrograph and Coastal Office Products, Inc., as well as increases in the number of personal computers shipped. These increases were partially offset by lower revenue from the Company's major customer and lower average selling prices for personal computers. Services revenue increased by $2.9 million, or 122.0%, reflecting the Company's continued emphasis on providing value-added services.

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

Liquidity and Capital Resources

       The Company's primary sources of financing in fiscal 1999 have been internally generated working capital from profitable operations and a line of credit from a financial institution.

       For the year ended July 31, 1999, cash provided by operating activities was $676,000 consisting primarily of net income and non cash charges (principally depreciation and amortization), increases in accounts payable and accrued expenses, decreased inventory and sales of trading investments partially offset by increases in accounts receivable. The Company's accounts receivable and accounts payable and accrued expenses balances, as well as its investment in inventory, can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, the Company's experience is that increases in accounts receivable, inventory and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels. The Company experienced particularly strong demand for its products during the month of July, 1999 resulting in significantly higher accounts receivables balances at July 31, 1999. In addition, during the year ended July 31, 1999, the Company used approximately $1.7 million for capital expenditures and $900,000 as an additional contingent payment for the purchase of Coastal.

       The Company has available lines of credit with financial institutions in the aggregate amount of $15.0 million. At July 31, 1999, no amounts were outstanding under this line.

       The Company believes that its current balances in cash and cash equivalents and investments, expected cash flows from operations and available borrowings under the lines of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 2000. The Company currently has no material commitments for capital expenditures. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory, the purchase of equipment and expansion of facilities, potential contingent acquisition payments of $1,050,000, as well as the possible opening of new offices and potential acquisitions.

Inflation

       The Company does not believe that inflation has had a material effect on the Company's operations.

ITEM 8.  Financial Statements and Supplementary Data

See Item 14.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

         The following table sets forth information concerning each of the directors and executive officers of the Company:


Name                                           Age                     Position
Barry R. Steinberg                             57            Chairman of the Board, President, Chief
                                                             Executive Officer and Director

Joel G. Stemple, Ph.D                          57            Executive Vice President, Secretary and Director

Joseph Looney                                  42            Chief Financial Officer and Assistant Secretary

Joel Rothlein, Esq.                            70            Director

Bert Rudofsky                                  65            Director

Michael E. Russell                             52            Director

Julian Sandler                                 55            Director

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

         Joseph Looney has served as the Company's Chief Financial Officer since May 1996 and as Assistant Secretary since April 1999. From 1984 until joining the Company, Mr. Looney served in various positions with KPMG Peat Marwick LLP, including Senior Audit Manager at the end of his tenure at such firm. Mr. Looney is a Certified Public Accountant, a member of the AICPA, the New York State Society of Certified Public Accountants and the Institute of Internal Auditors.

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

Section 16(a) Beneficial Reporting Compliance

         Section 16 of the Securities Exchange Act of 1934, as amended, requires that officers, directors and holders of more than 10% of the Common Stock (collectively, "Reporting Persons") file reports of their trading in the Company's equity securities with the Securities and Exchange Commission. Based on a review of Section 16 forms filed by the Reporting Persons during the fiscal year ended July 31, 1999, the Company believes that the Reporting Persons timely complied with all applicable Section 16 filing requirements.

ITEM 11.      Executive Compensation.

         The following table sets forth a summary of the compensation paid or accrued by the Company during the fiscal years ended July 31, 1999, 1998 and 1997 to the Company's Chief Executive Officer and the other executive officers whose compensation exceeded $100,000 (collectively, the "Named Executive Officers"):


                                                      Summary Compensation Table

                                                                                   Long Term
                                                                                   Compensation
                                       Annual Compensation                         Common Stock
Name and                                                      Other Annual         Underlying       All Other
Principal Position           Year     Salary     Bonus        Compensation(1)      Options        Compensation
-------------------          ---------------------------------------------------------------------------------

Barry R. Steinberg,          1999    $650,000             -      $23,806(2)                 -            -
 President  and Chief        1998    $550,000             -      $37,031(2)                 -            -
 Executive Officer           1997    $550,000             -      $59,252(2)                 -            -

Joel G. Stemple, Executive   1999    $450,000             -      $13,881(3)                 -            -
 Vice President and          1998    $450,000             -      $22,194(3)                 -            -
  Secretary                  1997    $450,000             -      $33,050(3)                 -            -

Joseph Looney, Chief         1999    $200,000       $15,000      $15,061(4)                 -            -
 Financial Officer and       1998    $140,394       $40,000      $13,677(4)            70,000(5)
 Assistant Secretary         1997    $125,489       $47,500       $7,610               70,000(5)

No restricted stock awards, stock appreciation rights or long-term incentive plan awards (all as defined in the proxy regulations promulgated by the Securities and Exchange Commission) were awarded to, earned by, or paid to the Named Executive Officers during the fiscal year ended July 31, 1999.
------------------
(1) Includes in fiscal 1999 employer matching contributions to the Company's defined contribution plan of $4,800, $4,800 and $4,960 for Messrs. Steinberg, Stemple, and Looney, respectively, fiscal 1998 employer matching contributions of $4,950, $4,800 and $3,477 for Messrs. Steinberg, Stemple and Looney, respectively, and fiscal 1997 employer matching contributions to the Company's defined contribution plan of $6,252, $6,675 and $2,510 for Messrs. Steinberg, Stemple and Looney, respectively.

 (2)  Includes $15,399 in 1999,  $32,081 in 1998 and $50,000 in 1997 of premiums paid by the Company for a whole life insurance policy in the name of Mr. Steinberg having a face value of $2,600,000 and under which his daughters, on the one hand, and the Company, on the other hand, are beneficiaries and share equally in the death benefits payable under the policy.

 (3)  Includes  $7,606 in 1999,  $17,394 of premiums in 1998 and $25,000 in 1997 paid by the Company for a whole life insurance policy in the name of the executive officer having a face value of $1,300,000 and under which his spouse and the Company are beneficiaries and are entitled to $600,000 and $700,000, respectively, of the death benefits payable under the policy.

(4) Includes $5,000 in each of 1999 and 1998 of premiums paid by the Company for a whole life insurance policy in the name of the executive officer having a face value of $345,000 and under which his spouse and the Company are beneficiaries and are entitled to $100,000 and $245,000, respectively, of the death benefits payable under the policy.

(5) The grant of 70,000 options during fiscal 1998 represents a repricing of the 70,000 options granted to Mr. Looney during fiscal 1997.

     Barry R. Steinberg agreed with the Company that his annual base salary for services rendered to the Company in his current positions as President and Chief Executive Officer would be $550,000 in each of the fiscal years ending July 31, 1997 and 1998. Mr. Steinberg further agreed that he would not be eligible to receive any bonus in fiscal 1997 and that any bonus payable for fiscal 1998 would require the approval of a majority of the independent directors of the Company. No bonus was paid for fiscal 1997, 1998 or 1999. The Company continues to make available to Mr. Steinberg the car allowance and deferred compensation benefits that he has historically received. Mr. Steinberg also participates in other benefits that the Company makes generally available to its employees, such as medical and other insurance, and Mr. Steinberg is eligible to participate under the Company's stock option plan. In the event Mr. Steinberg's employment with the Company were terminated, he would not be precluded from competing with the Company.

         The Company has an employment agreement with Joel G. Stemple, Ph.D., under which Dr. Stemple received a base salary of $450,000 in each of the fiscal years ending July 31, 1997 and 1998. Under the employment agreement, Dr. Stemple was not eligible to receive any bonus in fiscal 1997 and any bonus payable to Dr. Stemple for fiscal 1998 required approval by a majority of the independent directors of the Company. No bonus was paid for fiscal 1997, 1998 or 1999. Under the employment agreement, the Company provides Dr. Stemple with an automobile and certain deferred compensation benefits and provides Dr. Stemple with medical and other benefits generally offered by the Company to its employees. Dr. Stemple also is able to participate in the Company's stock option plan. The employment agreement is terminable by either party on 90 days' prior notice. In the event the Company so terminates Dr. Stemple's employment, or the Company elects not to renew his employment agreement, he is entitled to severance equal to 12 months of his then current base salary. This severance will be payable in accordance with the Company's customary payroll practices. Under the employment agreement, if Dr. Stemple terminates his employment, or the Company terminates his employment for cause, Dr. Stemple is prohibited, for a two-year period from such termination, from competing with the Company in the eastern half of the United States.

     The Compensation Committee of the Company's Board of Directors determines compensation for the Company's executive officers. Effective August 1, 1998, based upon the recommendation of the Compensation Committee, the annual base salaries of Mr. Steinberg, Mr. Stemple and Mr. Looney were set at $650,000, $450,000 and $200,000, respectively.

Option/SAR Grants in the Last Fiscal Year

         No stock options were granted to the Named Executive Officers during fiscal 1999. No stock appreciation rights have been granted by the Company.

Aggregated Options/SAR Exercises and Fiscal Year-end Options/SAR Value Table

         The following table sets forth information with respect to the number and value of exercisable and unexercisable options granted to the Named Executive Officers as of July 31, 1999. No options were exercised by the Named Executive Officers during the fiscal year ended July 31, 1999. No stock appreciation rights have been granted by the Company.


                                                       Number of Securities             Value of
                        Shares                         Underlying Unsecured             Unexercised In-the-Money
                        Acquired                       Options/SAR's at                 Options/SAR's at
                        or             Value           July 31, 1999                    July 31, 1999
         Name           Exercised      Realized        Exercisable/Unexercisable        Exercisable/Unexercisable

Joseph Looney              -                -                 15,000/55,000                      $0

Compensation of Directors

         Prior to July 15, 1998, directors who were not full-time employees of the Company were reimbursed for their expenses and received a fee of $500 per Board and committee meeting attended. On July 15, 1998, the Board adopted the following program with respect to non-employee director compensation:

a) Commencing August 1, 1998 each such director will be paid a fixed annual stipend of $5,000 payable in four quarterly installments.

b) Commencing with the meeting of July 15, 1998, each such director will receive a fee of $1,500 per Board meeting attended.

c) Commencing August 1, 1998, each such director will receive a fee of $500 for each committee meeting attended, and the Chairman of each committee will be paid a fixed annual stipend of $1,000, payable in four quarterly installments.

d) Commencing August 1, 1998, and on each August 1 thereafter, each such director who has served on the Board since the preceding August 1 will be granted non-incentive options under the Plan to purchase 5,000 shares at an exercise price equal to the fair market value of the Common Stock on the date of such grant. Such options will be for a term of five years and will exercisable immediately upon such grant.

         On August 1, 1998, pursuant to and in accordance with the directors compensation program described above, the Board of Directors granted to each of Joel Rothlein and Julian Sandler, who are non-employee directors, non-incentive options under the Plan to purchase 5,000 shares at an exercise price of $3.25 per share (the fair market value of the Common Stock on August 1, 1998). In addition on August 1, 1999 pursuant to and in accordance with the directors compensation program described above, the Board of Directors granted to each of Joel Rothlein, Bert Rudofsky, Michael E. Russell and Julian Sandler, who are non-employee directors, non-incentive options under the Plan to purchase 5,000 shares at on exercise price of $2.75 per share (the fair market value of the Common Stock on August 2, 1999).

         On October 19, 1998, the Board of Directors appointed a Special Committee ("Special Committee") consisting of Bert Rudofsky, Michael Russell and Julian Sandler to explore possible strategies and methods of enhancing shareholder value. As compensation for their work on the Special Committee through December 31, 1999, each member of the Committee was paid $10,000 on February 1, 1999 and $10,000 on August 1, 1999.


         Compensation Committee Interlocks and Insider Participation

         The members of the Company's Compensation Committee are Joel Rothlein, Esq., Julian Sandler, and Bert Rudofsky. Mr. Rothlein is a partner of Kressel Rothlein & Roth, Esqs., which, with its predecessor firms, has acted as outside general counsel to the Company since the Company's inception. Kressel Rothlein & Roth, Esqs. was paid approximately $213,000, $217,000 and $655,000 from the Company for legal fees in the fiscal years ended July 31, 1999, 1998 and 1997, respectively. Fiscal 1997 fees to Kressel Rothlein & Roth, Esqs. included fees paid to special counsel of $286,000. In addition, during the years ended July 31, 1999, 1998 and 1997, the Company recorded revenue of approximately $597,000, $177,000 and $130,000, respectively, in connection with the sale of computer equipment to a company controlled by Mr. Sandler.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of October 12, 1999 (except as otherwise indicated) with respect to the number of shares of the Company's common stock beneficially owned by each person who is known to the Company to beneficially own more than 5% of the common stock, together with their respective addresses, the number of shares of common stock beneficially owned by each director of the Company and each Named Executive Officer of the Company, and the number of shares of common stock beneficially owned by all executive officers and directors of the Company as a group. Except as otherwise indicated, each such shareholder has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

                                         Shares Beneficially   Percent of Shares
      Name and Address                          Owned(1)         Outstanding
       ---------------------------------------------------------------------
      Barry R. Steinberg(2) (3)               4,690,201            57.7%
      Joel G. Stemple(2)                        626,263             7.7
      Joseph Looney(4)                           19,700             *
      Joel Rothlein(5)                           41,500             *
      Bert Rudofsky (4)                           5,000             *
      Michael E. Russell (4)                      5,000             *
      Julian Sandler(4)                          13,500             *
      All executive officers and
        directors as a group
        (7 persons) (6)                       5,401,164            66.4%

------------------

(1) For purposes of determining the aggregate amount and percentage of shares deemed beneficially owned by directors and Named Executive Officers of the Company individually and by all directors, nominees and Named Executive Officers as a group, exercise of all currently exercisable options listed in the footnotes hereto is assumed. For such purposes 8,132,300 shares of Common Stock are deemed to be outstanding.

(2)  Address is 160 Oser Avenue,  Hauppauge, New York 11788.

(3) Excludes 59,500 shares owned by Ilene Steinberg and 59,000 shares owned by Sheryl Steinberg, daughters of Mr. Steinberg, which shares were purchased with the proceeds of a loan from Mr. Steinberg. As reported on Schedule 13D filed on March 24, 1997, as amended, Mr. Steinberg, Ilene Steinberg, and Sheryl Steinberg each disclaim beneficial ownership of the common stock owned by the others.

(4) Includes currently exercisable options to purchase 15,000 shares (Mr. Looney; 12,500 shares (Mr. Sandler); 5,000 shares (Mr. Rudofsky); 5,000 shares (Mr. Rothlein); and 5,000 shares (Mr. Russell).

(5) Consists of currently exercisable options to acquire 10,000 shares of common stock and 31,500 shares held by the Kressel, Rothlein & Roth Profit Sharing Plan. Mr. Rothlein disclaims beneficial ownership of the Common Stock owned by the Kressel Rothlein & Roth Profit Sharing Plan, except to the extent of his beneficial interest in such plan.

(6)  See Notes 1 through 5 above.

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

         Three of the Company's four Hauppauge, New York facilities are leased from entities affiliated with certain of the Company's executive officers, directors or principal shareholders. The property located at 40 Marcus Boulevard, Hauppauge, New York is leased from a limited liability company owned 70% by Mr. Steinberg and his relatives, 20% by Joel G. Stemple, Ph.D., the Company's Executive Vice President and a principal shareholder, and 10% by Michael Bivona, a shareholder and former officer of the Company. For the fiscal years ended July 31, 1999, 1998 and 1997, the Company made lease payments of $186,000, $179,000 and $174,000, respectively, to such entity. The Company's offices at 160 Oser Avenue, Hauppauge, New York are leased from a limited liability company owned 65% by Mr. Steinberg, 17.5% by Dr. Stemple and 17.5% by Mr. Bivona. For the fiscal years ended July 31, 1999, 1998, and 1997, the Company made lease payments of $271,000, $263,000 and $259,000, respectively, to such entity. The property located at 50 Marcus Boulevard, Hauppauge, New York is leased from Mr. Steinberg doing business in the name of Marcus Realty. For the fiscal years ended July 31, 1999, 1998 and 1997, the Company made lease payments of $344,000, $340,000, and $329,000, respectively, to such entity. See "Business--Properties."

         Joel Rothlein, Esq., a director of the Company, is a partner of Kressel Rothlein & Roth, Esqs., which, with its predecessor firms, has acted as outside general counsel to the Company since the Company's inception. Kressel Rothlein & Roth, Esqs. received fees of approximately $655,000 from the Company in the fiscal year ended July 31, 1997, which sum includes fees paid to special counsel ($286,000). During fiscal 1999 and 1998, $213,000 and $217,000 respectively was paid to such firm for legal fees.

         During the year ended July 31, 1999, 1998 and 1997, the Company recorded revenue of $597,000, $177,000 and $130,000 respectively in connection with the sale of computer equipment to a company controlled by Julian Sandler, a director of the Company.

                                     PART IV

ITEM 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)      (1)      Financial Statements
                  The financial statements included herein are filed as a part of this Report.

                         Manchester Equipment Co., Inc.
                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page
Independent Auditors' Report                                               28

Consolidated Financial Statements:
    Balance Sheets as of July 31, 1999 and 1998                            29
    Statements of Income for the years ended
     July 31, 1999, 1998, and 1997                                         30
    Statements of Shareholders' Equity for the years
     ended July 31, 1999, 1998 and 1997                                    31
    Statements of Cash Flows for the years ended
     July 31, 1999, 1998 and 1997                                          32
    Notes to Consolidated Financial Statements                             33

Schedule II - Valuation and Qualifying Accounts                            47

                          Independent Auditors' Report

The Board of Directors and Shareholders
Manchester Equipment Co., Inc.:

We have audited the accompanying consolidated balance sheets of Manchester Equipment Co., Inc. and subsidiaries as of July 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manchester Equipment Co., Inc. and subsidiaries at July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                    KPMG LLP


Melville, New York
September 20, 1999

               Manchester Equipment Company, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             July 31, 1999 and 1998

                                   Assets                                1999                     1998
                                   ------                                ----                     ----
                                                                                 (in thousands)
Current assets:
     Cash and cash equivalents                                            $5,749                  $7,816
     Investments                                                               -                   1,501
     Accounts receivable, net of allowance for doubtful accounts
        of $1,204 and $1,151, respectively                                34,747                  26,296
     Inventory                                                             8,245                   9,167
     Deferred income taxes                                                   538                     482
     Prepaid expenses and other current assets                               340                     290
                                                                             ---                   -----

                             Total current assets                         49,619                  45,552

Property and equipment, net                                                6,248                   5,975
Goodwill, net                                                              5,070                   4,325
Deferred income taxes                                                        560                     475
Other assets                                                                 281                     567
                                                                             ---                  ------

                                                                         $61,778                 $56,894
                                                                          ======                 =======

                          Liabilities and Shareholders' Equity

Current liabilities:
     Current maturities of long-term debt                               $     85                $     82
     Accounts payable and accrued expenses                                20,824                  18,358
     Deferred service contract revenue                                       581                     775
     Income taxes payable                                                    668                     225
                                                                             ---                 -------

                             Total  current liabilities                   22,158                  19,440


Deferred compensation payable                                                 34                     109

Commitments and contingencies (note 7)

Shareholders' equity:
     Preferred stock, $.01 par value, 5,000 shares
        authorized, none issued                                                -                       -
     Common stock, $.01 par value; 25,000 shares
        authorized, 8,085 and 8,097 shares issued
        and outstanding                                                       81                      81
     Additional paid-in capital                                           18,799                  18,767
     Deferred compensation                                                   (38)                    (64)
     Retained earnings                                                    20,744                  18,561
                                                                          ------                  ------

                             Total shareholders' equity                   39,586                  37,345
                                                                          ------                  ------

                                                                         $61,778                 $56,894
                                                                          ======                  ======

See accompanying notes to consolidated financial statements.
                                       29

               Manchester Equipment Company, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    Years ended July 31, 1999, 1998 and 1997

                                                                1999              1998                1997
                                                                ----              ----                ----
                                                                 (in thousands except  per share amounts)

         Revenue
              Products                                         $221,719         $197,194            $185,397
              Services                                            6,922            5,336               2,404
                                                                  -----            -----               -----
                                                                228,641          202,530             187,801
                                                                -------          -------             -------

         Cost of revenue
              Products                                          190,901          168,083             159,877
              Services                                            4,522            3,847               1,309
                                                                  -----            -----               -----
                                                                195,423          171,930             161,186
                                                                -------          -------             -------

              Gross profit                                       33,218           30,600              26,615

         Selling, general and administrative expenses            29,849           27,414              21,023
                                                                 ------           ------              ------

              Income from operations                              3,369            3,186               5,592

         Other income (expense):
              Interest expense                                       (8)             (41)               (225)
              Interest and investment income                        412              587                 560
              Other                                                   -                -                  60
                                                                   ----             ----               -----
              Income before provision for income taxes            3,773            3,732               5,987

         Provision for income taxes                               1,590            1,560               2,450
                                                                  -----            -----               -----
              Net income                                         $2,183           $2,172              $3,537
                                                                  =====            =====              ======
              Net income per share
                  Basic                                          $0.27             $0.26               $0.45
                                                                  ====              ====               =====
                  Diluted                                        $0.27             $0.26              $0.45
                                                                  ====              ====               =====

         Weighted average shares of common
            stock and equivalents outstanding
              Basic                                               8,096            8,494               7,779
                                                                  =====            =====               =====
              Diluted                                             8,096            8,499               7,779
                                                                  =====            =====               =====






See accompanying notes to consolidated financial statements.

               Manchester Equipment Company, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                    Years ended July 31, 1999, 1998 and 1997

                                                           Additional
                                        Common     Par      Paid-in       Deferred         Retained
                                        Shares    Value     Capital       Compensation    earnings       Total
                                        ------    -----     -------       ------------    --------       -----
                                                                  (in thousands)


     Balance July 31, 1996                 6,200     $62    $       -           $  -       $8,113        $8,175

     Issuance of common stock              2,325      23       20,391              -            -        20,414
     Stock option commission
       expense                                 -       -           12              -            -            12
     Transfer  of redeemable
        common stock                           -       -            -              -        4,739         4,739
     Net income                                -       -            -              -        3,537         3,537
                                        --------      --        -----             --        -----         -----
     Balance July 31, 1997                 8,525      85       20,403              -       16,389        36,877

     Deferred compensation                    20       -           80            (80)           -             -
     Purchase and retirement of stock       (448)     (4)      (1,781)             -            -        (1,785)
     Stock option commission expense           -       -           65              -            -            65
     Stock award compensation
       expense                                 -       -            -             16            -            16
     Net income                                -       -            -              -        2,172         2,172
                                       ---------     ---      -------            ---        -----         -----
     Balance July 31, 1998                 8,097      81        18,767           (64)      18,561        37,345

     Purchase and retirement of stock        (12)      -           (33)            -            -           (33)
     Stock option commission expense           -                    65             -            -            65
     Stock award compensation expense          -                     -            26            -            26
     Net income                                -                     -             -        2,183         2,183
                                            ----     ---      --------           ---        -----         -----
     Balance July 31, 1999                 8,085     $81       $18,799          $(38)     $20,744       $39,586
                                           =====     ===        ======           ====      ======        ======


     See accompanying notes to consolidated financial statements.

               Manchester Equipment Company, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                    Years ended July 31, 1999, 1998 and 1997

                                                                     1999         1998           1997
                                                                     ----         ----           ----
                                                                                        (in thousands)

     Cash flows from operating activities:
     Net income                                                      $2,183       $2,172          $3,537
     Adjustments to reconcile net income to net cash from
           operating activities:
           Depreciation and amortization                              1,835        1,340             720
           Allowance for doubtful accounts                              154           75             210
           Non-cash compensation and commission expense                  91           81              12
           Deferred income taxes                                       (141)        (138)            (90)
           Gain on disposition of assets                                  -            -             (37)
           Change in assets and liabilities; net of the effects of
            acquisitions:
            Increase in accounts receivable                          (8,605)      (4,430)           (545)
            Decrease in inventory                                       922        1,882             515
            Increase in prepaid expenses and
             other current assets                                       (50)         (12)            (44)
            Decrease in other assets                                    287            -             342
            (Decrease) increase in accounts payable and
                 accrued expenses                                     2,325       (1,997)            221
            Increase (decrease) in deferred service contract revenue   (194)         213             118
            Increase (decrease) in income taxes payable                 443          225            (295)
            Increase (decrease) in deferred compensation payable        (75)          22             (96)
            (Purchase) sale of investments                            1,501        2,907          (4,408)
                                                                      -----        -----           ------

                Net cash provided by operating activities               676        2,340             160
                                                                        ---        -----             ---
     Cash flows from investing activities:
         Capital expenditures                                        (1,735)      (2,972)         (2,439)

         Payment for acquisitions, net of  cash acquired               (871)      (2,921)         (1,886)
                                                                       -----      ------          -------

            Net cash used in investing activities                    (2,606)      (5,893)         (4,325)
                                                                     -------       -----           ------
     Cash flows from financing activities:
         Net repayments or borrowings from bank                           -       (1,274)         (6,490)
         Payments on note payable shareholder                             -            -            (353)
         Payments on capitalized lease obligations                     (104)        (140)            (98)
         Payments on notes payable - other                                -         (481)            (33)
         Net  proceeds from initial public offering                       -            -          20,414
         Purchase and retirement of common stock                        (33)      (1,785)              -
                                                                        ----      ------          ------

            Net cash provided by (used in)  financing activities       (137)      (3,680)         13,440
                                                                       -----      -------         ------

     Net increase (decrease)  in cash  and cash equivalents          (2,067)      (7,233)          9,275

         Cash and cash equivalents at beginning of year               7,816       15,049           5,774
                                                                      -----       ------           -----

     Cash and cash equivalents at end of year                        $5,749       $7,816         $15,049
                                                                      =====       ======          ======

     Cash paid during the year for:
          Interest                                                       $5          $41            $225
                                                                         ==          ===            ====
          Income taxes                                                 $992       $1,428          $2,868
                                                                        ===       ======           =====

     Other noncash transactions:
         Capitalized lease obligation                                  $107          $ -             $ -
                                                                       ====          ===             ===



     See accompanying notes to consolidated financial statements.

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1999, 1998 and 1997
                 (in thousands, except share and per share data)


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

      (e)  Revenue Recognition

         Revenue from product sales is recognized at the time of shipment to the customer. Revenue from services is recognized when the related services are performed. When product sales and services are bundled, revenue is recognized upon delivery of the product and completion of the services. Service contract fees are recognized as revenue ratably over the period of the applicable contract. Deferred service contract revenue represents

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1999, 1998 and 1997
                 (in thousands, except share and per share data)

      the unearned portion of service contract fees. The Company generally does not develop or sell software products. However, certain computer hardware products sold by the Company are loaded with prepackaged software products. The net impact on the Company's financial statements of product returns, primarily for defective products has been insignificant.

      (f) Market Development  Funds

         The Company receives various market development funds including cooperative advertising funds from certain vendors, principally based on volume purchases of products. The Company records such amounts related to volume purchases as purchase discounts which reduce cost of revenue and other incentives that require specific incremental action on the part of the Company, such as training, advertising or other pre-approved market development activities as an offset to the related costs included in selling, general and administrative expenses. Total market development funds amounted to $380, $623 and $521 for the years ended July 31, 1999, 1998 and 1997, respectively.

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


      (i)  Goodwill

         Goodwill related to acquisitions represents the excess of cost over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over twenty years. The Company reviews the significant assumptions that underlie the twenty-year amortization period on a quarterly basis and will shorten the amortization period if considered necessary. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows. Accumulated amortization was approximately $449 and $183 at July 31, 1999 and 1998, respectively. Amortization expense of $266, $164 and $19 for the years ended July 31, 1999, 1998 and 1997 is included in selling general and administrative expenses in the consolidated statements of income.

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

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1999, 1998 and 1997
                 (in thousands, except share and per share data)


      (k)  Net Income Per Share

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

         Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Options and warrants representing 1,065,000, 380,000 and 1,052,000 shares for the years ended July 31, 1999, 1998 and 1997, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive. The following table reconciles the denominators of the basic and diluted per share computations. For each year, the numerator is the net income as reported.

                                       1999                       1998                      1997
                                       ----                       ----                      ----
                                            Per Share                  Per Share                 Per Share
                                    Shares  Amount            Shares   Amount           Shares   Amount
                                    ------  ------            ------   ------           ------   ------

           Basic EPS             8,096,000     $0.27        8,494,000    $0.26        7,779,000   $0.45
                                                ====                     =====                    =====

           Effect of dilutive
            options                      -                      5,000                         -
                                ----------                   --------                 ---------

           Diluted EPS           8,096,000     $0.27        8,499,000    $0.26        7,779,000   $0.45
                                 =========      ====        =========    =====        =========   =====


      (l)  Accounting for Stock-Based Compensation

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

      (m)  Use of Estimates

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

      (n)  Fair Value of Financial Instruments

         The fair values of accounts receivable, prepaid expenses, and accounts payable and accrued expenses are estimated to be the carrying values at July 31, 1999 due to the short maturity of such instruments.

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1999, 1998 and 1997
                 (in thousands, except share and per share data)


(2)  Property and Equipment
     ----------------------

         Property and equipment at July 31, consist of the following:
                                                       1999             1998
                                                       ----             ----

      Furniture and fixtures                           $2,464           $2,327
      Machinery and equipment                           5,500            4,289
      Transportation equipment                            454              426
      Leasehold improvements                            2,667            2,284
                                                        -----            -----
                                                       11,085            9,326

      Less accumulated depreciation
        and amortization                                4,837            3,351
                                                        -----            -----

                                                       $6,248           $5,975
                                                        =====            =====

     Depreciation and amortization expense amounted to $1,569, $1,176, and $701 for the years ended July 31, 1999, 1998 and 1997, respectively.

(3)      Acquisitions
         ------------

Electrograph Systems. Inc.

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

Coastal Office Products, Inc.

         On January 2, 1998, the Company acquired all of the outstanding shares of Coastal Office Products, Inc. ("Coastal"), a value added reseller and provider of microcomputer services and peripherals to companies in the greater Baltimore, Maryland area. The acquisition, which has been accounted for as a purchase, consisted of cash payments of approximately $3,971 (including a contingent payment of $871 made on March 15, 1999) plus potential future contingent payments. Contingent payments of up to $1,050 in calendar 1999 will be determined based upon achieving certain agreed upon increases in revenues and pretax income for calendar 1999 over calendar 1997 amounts. The cash payments were made from the Company's cash balances. The final contingent payments, if any, would be paid in cash (or, under certain conditions, in Company common stock) on March 15, 2000. The selling shareholders received employment agreements that also provided for the issuance of 20,000 shares of common stock. The fair value of the common stock, amounting to $80 was recorded as deferred compensation and is being expensed over the three year vesting period.

         Operating results of Coastal are included in the consolidated statements of income from the date of acquisition. The acquisition resulted in goodwill of $3,976, which is being amortized on the straight-line basis over 20 years.

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1999, 1998 and 1997
                 (in thousands, except share and per share data)

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

(4)  Accounts Payable and Accrued Expenses
     -------------------------------------

     Accounts payable and accrued expenses consist of the following:

                                                             July 31,
                                                        1999           1998
                                                        ----           ----


                  Accounts payable, trade               $17,193      $14,659
                  Accrued salaries and wages              2,182        2,462
                  Customer deposits                         715          494
                  Other accrued expenses                    734          743
                                                            ---          ---
                                                        $20,824      $18,358
                                                        =======      =======

          The Company has entered into financing agreements for the purchase of inventory. These agreements are secured by the related inventory and/or accounts receivables. In each of the years in the three-year period ended July 31, 1999, the Company has repaid all balances outstanding under these agreements within the non-interest bearing payment period. Accordingly, amounts outstanding under such agreements of $2,944 and $2,372 and at July 31, 1999 and 1998, respectively, are included in accounts payable and accrued expenses. Prior to December 1996, pursuant to certain intercreditor agreements, these financing agreements were subordinated to the Company's line of credit agreement except as to specific inventory purchased under these financing agreements. In August 1997, the Company entered into a new financing agreement for the purchase of inventory. The agreement provides a maximum of $10,000 in credit for purchases of inventory from certain specified manufacturers. The new agreement is unsecured, generally allows for a 30 day non-interest bearing payment period and requires the Company to maintain, among other things, a certain minimum tangible net worth. As of July 31, 1999, retained earnings available for dividends amounts to approximately $10,600.

(5)  Long-Term Debt
     --------------

         The Company has entered into capitalized lease obligations for certain computer equipment. Future minimum payments required under such lease are $85 (including interest of $3) in fiscal 1999.

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1999, 1998 and 1997
                 (in thousands, except share and per share data)


(6)  Employee Benefit Plans
     ----------------------

         The Company maintains a qualified defined contribution plan with a salary deferral provision, commonly referred to as a 401(k) plan. The Company matches 50% of employee contributions up to three percent of the employees' compensation. The Company's contribution amounted to $273, $205 and $161 for the years ended July 31, 1999, 1998 and 1997, respectively.

         The Company also has a deferred compensation plan which is available to certain eligible key employees. The plan consists of life insurance policies purchased by the Company for the participants. Upon vesting, which occurs at various times from three to ten years, the participant becomes entitled to have ownership of the policy transferred to him or her at termination of employment with the Company. As of July 31, 1999 and 1998 the Company has recorded an asset (included with other assets) of $34 and $109, respectively, representing the cash surrender value of policies owned by the Company and a liability of the same amount relating to the unvested portion of benefits due under this plan. For the years ended July 31, 1999, 1998 and 1997, the Company recorded an expense of $51, $105 and $110 in connection with this plan.

(7)  Commitments and Contingencies
     -----------------------------

     Leases

         The Company leases most of its executive offices and warehouse facilities primarily from related parties (Note 11). In addition, the Company is obligated under lease agreements for sales offices and additional warehouse space. Aggregate rent expense under all these leases amounted to $1,539, $1,255 and $1,073 for the years ended July 31, 1999, 1998 and 1997.

         The following represents the Company's commitment under operating leases for the next five years ended July 31:

                                2000                    $1,495
                                2001                    $1,221
                                2002                    $1,262
                                2003                      $975
                                2004                      $937

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1999, 1998 and 1997
                 (in thousands, except share and per share data)

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

(8)   Line of Credit
      --------------

         In July 1998, the Company entered into a revolving credit facility with its banks which was revised in June, 1999 to change participating banks. Under the terms of the facility, the Company may borrow up to a maximum of $15,000. Borrowings under the facility bear interest at variable interest rates based upon several options available to the Company. The facility requires the Company to maintain certain financial ratios and covenants. As of July 31, 1999, there was no balance outstanding under this agreement, which expires on March 31, 2002.

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1999, 1998 and 1997
                 (in thousands, except share and per share data)

 (9)  Income Taxes

      The provision for income taxes for the years ended July 31, 1999, 1998 and 1997 consists of the following:

                                   1999                1998             1997
                                   ----                ----             ----
              Current
                  Federal        $1,351              $1,300           $1,938
                  State             380                 398              602
                                    ---                 ---              ---
                                  1,731               1,698            2,540
                                   -----              -----            -----
              Deferred
                  Federal          (106)               (105)             (68)
                  State             (35)                (33)             (22)
                                    ---                 ---             ----
                                   (141)               (138)             (90)
                                   -----               ----              ---
                                 $1,590              $1,560           $2,450
                                  =====               =====           ======

      The difference between the Company's effective income tax rate and the statutory rate is as follows, for the years ended July 31, 1999, 1998 and 1997:

                                                   1999      1998      1997
                                                   ----      ----     -----

          Income taxes at statutory rate          $1,283    $1,269    $2,036
          State taxes, net of federal benefit        228       241       383
          Non deductible goodwill amortizations       64        29         -
          Other                                       15        21        31
                                                      --        --        --
                                                  $1,590    $1,560    $2,450
                                                   =====     =====     =====

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at July 31, 1999 and 1998 were as follows:

                                                    1999        1998
                                                    ----        ----

          Deferred tax assets:
             Allowance for doubtful accounts        $488        $450
             Deferred compensation                   330         315
             Other                                   280         192
                                                     ---         ---

              Deferred tax asset                  $1,098        $957
                                                   =====         ===


              A valuation allowance has not been provided in connection with the deferred tax assets since the Company believes, based upon its long history of profitable operations, that it is more likely than not that such deferred tax assets will be realized.

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1999, 1998 and 1997
                 (in thousands, except share and per share data)

 (10)  Related Party Transactions
       --------------------------

         The Company leases its warehouse and distribution center as well as its corporate offices and certain sales facilities from entities owned or controlled by shareholders, officers, or directors of the Company. The leases generally cover a period of ten years and expire at various times from 2000 through 2005. Lease terms generally include annual increases of five percent. Rent expense for these facilities aggregated $801, $782, and $771 for the years ended July 31, 1999, 1998 and 1997, respectively.

         The Company paid legal fees to a law firm in which a director of the Company is a partner. Such fees amounted to $213, $217, and $655, including disbursements, in the fiscal years ended July 31, 1999, 1998, and 1997 respectively.

          During fiscal years ended July 31, 1999, 1998 and 1997 the Company received approximately $597, $177 and $130, respectively, in revenue from a company controlled by a director of the Company.

 (11)  Shareholders' Equity
       --------------------

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

     Stock Option Plan

         Under the Company's Amended and Restated 1996 Incentive and Non-Incentive Stock Option Plan (the "Plan"), which was approved by the Company's shareholders in October 1996, an aggregate of 1,100,000 shares of common stock are reserved for issuance upon exercise of options thereunder. Under the Plan, incentive stock options, as defined in section 422 of the Internal Revenue Code of 1986, as amended, may be granted to employees

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1999, 1998 and 1997
                 (in thousands, except share and per share data)

     and non-incentive stock options may be granted to employees, directors and such other persons as the Board of Directors may determine, at exercise prices equal to at least 100% (with respect to incentive stock options) and at least 85% (with respect to non-incentive stock options) of the fair market value of the Common Stock on the date of grant. In addition to selecting the optionees, the Board of Directors will determine the number of shares of Common Stock subject to each option, the term of each stock option up to a maximum of ten years (five years for certain employees for incentive stock options), the time or times when the stock option becomes exercisable, and otherwise administer the Plan. Incentive stock options expire three months from the date of the holder's termination of employment with the Company other than by reason of death or disability. Options may be exercised with cash or common stock previously owned for in excess of six months. During fiscal 1997, 742,350 and 60,000 options were granted at $10 and $5, respectively, per share. Such exercise prices were greater than or equal to the market value on the date of grant. Vesting commences immediately or up to two years from the date of grant and ranges from one to seven years. On December 22, 1997, the exercise price of all then outstanding options was reduced to $3.8125 per share, which was the closing market price of the Company's common stock on that date. The following table summarizes stock option activity to date:
                                                                      Average
                                                 Exercise             Exercise
                                                 Balance                Price
                                                 -------                -----
         Balance August 1, 1996                         -                -
           Granted                                802,350               $9.63
                                                  -------               -----

         Balance July 31, 1997                    802,350               $9.63
            Granted                               220,000               $4.24
            Cancelled                            (172,750)              $3.8125
                                                 ---------               ------

         Balance July 31, 1998                    849,600               $3.92

            Granted                                19,000               $3.52
            Cancelled                             (53,500)               3.8125
                                                  -------                ------
         Balance July 31, 1999                    815,100                3.93
                                                  =======                ====

          At July 31, 1999, approximately 236,000 options exercisable at prices ranging from $3.25 to $5.00 per share were exercisable and all options granted expire ten years from the date of grant. The range of exercise prices for options outstanding at July 31, 1999 was $3.25 - $5.00 with a remaining life of approximately eight years.

         The Company has adopted the pro forma disclosure provision of SFAS No. 123, "Accounting for Stock Based Compensation". Accordingly, the Company does not record compensation cost in the financial statements for its stock options which have an exercise price equal to or greater than the fair value of the underlying stock on the date of grant. The Company has recognized $142 in deferred commission expense representing the value of stock options granted to non-employee sales representatives. Such cost is expensed over the vesting period, amounting to $65, $65 and $12 in fiscal 1999, 1998 and 1997, respectively. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date under SFAS No. 123, the Company's net income and net income per share for the years ended July 31, 1999, 1998 and 1997 would approximate the pro forma amounts below:

                                            1999            1998       1997
                                            ----            ----       ----
           Net Income:
             As reported                     $2,183        $2,172     $3,537
             Pro forma                        1,940         1,992      3,464

           Diluted net income per share:
             As reported                      $0.27         $0.26      $0.45
             Pro forma                        $0.24         $0.23      $0.45

               Manchester Equipment Company, Inc. and Subsidiaries
                          Notes to Financial Statements
                          July 31, 1999, 1998 and 1997
                 (in thousands, except share and per share data)

     The pro forma effects on net income and diluted net income per share for 1999, 1998 and 1997 may not be representative of the pro forma effects in future years.

     The fair value of options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:
                                                    1999       1998       1997
                                                    ----       ----       ----
        Expected dividend yield                       0%        0%         0%
        Expected stock volatility                    43%       27%        29%
        Risk free interest rate                       5%        5%         5%
        Expected option term until exercise (years) 5.00       4.70       4.27

The per share weighted average fair value of stock options granted during fiscal 1999, 1998 and 1997 was $1.40, $1.09 and $1.05, respectively.

Repurchase of Common Stock

     During the years ended July 31, 1999 and 1998, the Company repurchased 11,800 and 448,400 shares of its common stock at an aggregate purchase price of $33 and $1,785, respectively. Such shares were subsequently retired.

(12)  Major Customer and Vendors and Concentration of Credit Risk
      -----------------------------------------------------------

     The Company sells and services customers that are located primarily in the eastern United States. One customer accounted for approximately 7%, 7% and 15% of total revenues for the years ended July 31, 1999, 1998 and 1997, respectively.

The Company's top four vendors accounted for approximately 21%, 10%, 6% and 6% respectively of total product purchases for the year ended July 31, 1999. The Company's top three vendors accounted for approximately 24%, 13% and 11% of total product purchases for the year ended July 31, 1998. The Company's top two vendors accounted for approximately 17% and 15% of total product purchases for the year ended July 31, 1997.

One customer accounted for 9% of the Company's accounts receivable at July 31, 1999.

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

10.6(2) Promissory Note dated October 15, 1996 between Registrant and The Bank of New York

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

10.12(4) Definitive  Purchase Agreement and Indemnity Agreement dated January 2,
         1998 between Registrant and Coastal Office Products, Inc.

10.13(7) $15,000,000 Revolving Credit Facility Agreement dated July 21, 1998 between Registrant and Bank of New York, as Agent.

10.14 $15,000,000 Revolving Credit Facility Agreement dated June 25, 1999 between Registrant and EAB, as Agent.

27         Financial Data Schedule.

(b)        Reports on Form 8-K
           The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report, and none were required.
-----------------------
* Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

1. Filed as the same numbered Exhibit to the Company's Registration Statement on Form S-1 (File No. 333- 13345) and incorporated herein by reference thereto.
2. Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996 (Commission File No. 0-21695) and incorporated herein by reference thereto.
3. Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (Commission File No. 0-21695) and incorporated herein by reference thereto.
4. Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 (Commission File No. 0-21695) and incorporated herein by reference thereto.
5. Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 (Commission File No. 0-21695) and incorporated herein by reference thereto.
6. Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997 (Commission File No. 0-21695) and incorporated herein by reference thereto.
7. Filed as the same numbered Exhibit to the Company's Annual Report in Form 10-K for the year ended July 31, 1998 (Commission File No. 0-21695) and incorporated herein by reference thereto.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                         Manchester Equipment Co., Inc.

Date:         October 29, 1999              By:  ss:  Barry Steinberg
                                                 --------------------
                                                   Barry R. Steinberg
                                              President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

 ss:    Barry R. Steinberg                    Date:   October 29, 1999
      --------------------
        Barry R. Steinberg
 President, Chief Executive Officer,
 Chairman of the Board and Director
(Principal Executive Officer)


ss:   Joel G. Stemple                         Date:  October 29, 1999
--------------------------
Joel G. Stemple
Executive Vice President and Director


ss:   Joseph Looney                           Date:   October 29, 1999
  -----------------
Joseph Looney
Chief Financial Officer (Principal Accounting Officer)


ss:   Joel Rothlein                           Date:  October 29, 1999
      -------------
Joel Rothlein
Director


ss:   Julian Sandler                          Date:  October 29, 1999
      --------------
Julian Sandler
Director


ss:   Michael Russell                         Date:  October 29, 1999
      ---------------
Michael Russell
Director

Ss:  Bert Rudofsky                            Date:   October 29, 1999
   -------------
Bert Rudofsky
Director

                         Manchester Equipment Co., Inc.

                 Schedule II - Valuation and Qualifying Accounts
                 -----------------------------------------------
                             (dollars in thousands)

                                        Column C-Additions
                         Column B-           (1)-         (2)-        Column D-       Column E-
Column A -               Balance at     Charged to    Charged to      Deductions-     Balance at
Description              beginning of   costs and     other             (a)         end of period
                         period         expenses      accounts (b)    ----------    -------------
                         ------         --------      ------------
Allowance for doubtful
accounts

Year ended:


    July 31, 1997            $800           $339           $40            $128           $1,051

    July 31, 1998          $1,051           $351           $25            $277           $1,150

    July 31, 1999          $1,150           $154             -            $100           $1,204


(a) Write-off amounts against allowance provided.
(b) Recorded in connection with the acquisitions.