Form 10-Q
period 1999-10-31
MANCHESTER EQUIPMENT CO INC
filed 1999-12-10
CIK 1023876

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1999

                                       or

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

There were 8,041,800 outstanding shares of COMMON STOCK at December 7, 1999.

                 MANCHESTER EQUIPMENT CO., INC. AND SUBSIDIARIES

                                Table of Contents

PART I.       FINANCIAL INFORMATION                                        Page

Item 1.       Condensed Consolidated Balance Sheets
                 October 31, 1999 (unaudited) and July 31, 1999               3

              Condensed Consolidated Statements of Income
                 Three months ended October 31, 1999 and 1998 (unaudited)     4

              Condensed Consolidated Statements of Cash Flows
                 Three months ended October 31, 1999 and 1998 (unaudited)     5

              Notes to Condensed Consolidated Financial Statements            6

Item 2        Management's Discussion and Analysis of Financial
                 Condition and Results  of Operations                         8


PART II.      OTHER INFORMATION


Item 6.       Exhibits and Reports                                           14

Part I - FINANCIAL INFORMATION

ITEM 1.            Financial Statements

                 Manchester Equipment Co., Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                       (in thousands except share amounts)

                                                   October 31,  1999  July 31, 1999
                                                         (Unaudited)
                                                         ------------    -----------

Assets:
  Cash and cash equivalents                              $13,408         $5,749
  Accounts receivable, net                                32,082         34,747
  Inventory                                                7,115          8,245
  Deferred income taxes                                      538            538
  Prepaid expenses and other current assets                  237            340
                                                             ---            ---
         Total current assets                             53,380         49,619

  Property and equipment, net                              5,882          6,248
  Goodwill, net                                            5,002          5,070
  Deferred income taxes                                      560            560
  Other assets                                               262            281
                                                             ---            ---

                                                         $65,086        $61,778
                                                          ======         ======

Liabilities:
  Current maturities under capital lease obligation           54       $     85
  Accounts payable and accrued expenses                   23,003         20,824
  Deferred service revenue                                   615            581
  Income taxes payable                                       834            668
                                                             ---            ---
         Total current liabilities                        24,506         22,158

Deferred compensation payable                                 34             34
                                                              --             --
         Total liabilities                                24,540         22,192
                                                          ------         ------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
     authorized,  none issued                                  -              -
  Common stock, $.01 par value; 25,000,000 shares
     authorized, 8,041,800 and 8,084,800 issued
     and outstanding                                          80             81
  Additional paid-in capital                              18,667         18,799
  Deferred compensation                                      (31)           (38)
  Retained earnings                                       21,830         20,744
                                                          ------         ------

         Total shareholders' equity                       40,546         39,586
                                                          ------         ------

                                                         $65,086        $61,778
                                                          ======        =======
See notes to condensed consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
               (in thousands, except share and per share amounts)

                                                 Three months ended October 31,
                                                    1999                1998
                                                          Unaudited
                                                  -----------------------------

Revenue
       Products                                  $63,448               $55,675
       Services                                    1,912                 1,824
                                                   -----                 -----
                                                  65,360                57,499
                                                  ------                ------
Cost of revenue
       Products                                   54,287                48,382
       Services                                    1,330                 1,104
                                                   -----                 -----
                                                  55,617                49,486
                                                  ------                ------

       Gross profit                                9,743                 8,013

Selling, general and
    administrative expenses                        8,019                 7,185
                                                 -------                 -----

       Income from operations                      1,724                   828

Interest expense                                      (1)                   (2)
Interest and investment income                       118                   115
                                                     ---               -------

       Income before income taxes                  1,841                   941

Provision for income taxes                           755                   373
                                                     ---                   ---

       Net income                                 $1,086                $  568
                                                   =====                ======

Net Income per share
       Basic                                      $0.13                 $0.07
                                                   ====                 =====
       Diluted                                    $0.13                 $0.07
                                                   ====                 =====

Weighted average shares outstanding
        Basic                                  8,074,161             8,096,600
                                               =========             =========
        Diluted                                8,075,828             8,096,600
                                               =========             =========



See notes to condensed consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                              For the three months ended October 31,
                                                                        1999          1998
                                                                           (Unaudited)
                                                                   --------------------------

Cash flows from operating activities:
         Net income                                                    $1,086       $  568

  Adjustments to reconcile net income to net
   cash from operating activities:
         Depreciation and amortization                                    474          424
         Allowance for doubtful accounts                                  (51)          87
         Non cash compensation and commission expense                       7           24
  Change in assets and liabilities:
         Decrease (increase) in accounts receivable                     2,716       (3,453)
         Decrease (increase) in inventory                               1,130         (575)
         Decrease in prepaid expenses and
             other current assets                                         103          176
         Decrease (increase) in other assets                               19          (15)
         Increase (decrease) in accounts payable and
             accrued expenses                                           2,179        5,274
         Increase (decrease) in deferred service
            contract revenue                                               34          (77)
         Increase  in income taxes  payable                               166          114
Sale of investments                                                         -            1
                                                                           --          ---

         Net cash provided by operating activities                      7,863        2,548
                                                                        -----        -----

Cash flows from investing activities:
         Capital expenditures                                             (40)        (533)
                                                                          ----        -----

              Net cash used by investing activities                       (40)        (533)
                                                                          ----         ---

Cash flows from financing activities:
         Payments on capital lease obligations                            (31)         (29)
         Purchase and retirement of common stock                         (133)           -
                                                                         -----          --
              Net cash used in financing activities                     (1,64)         (29)
Net increase in cash and cash equivalents                               7,659        1,986
         Cash and cash equivalents at beginning of period               5,749        7,816
                                                                        -----        -----
Cash and cash equivalents at end of period                            $13,408       $9,802
                                                                       ======       ======

See notes to condensed consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements

   1. Organization and Basis of Presentation

         Manchester Equipment Co., Inc. (the "Company") is an integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. The Company offers its customers single-source solutions customized to their information systems needs by integrating its analysis, design and implementation with hardware, software, networking products and peripherals from leading vendors.

         Sales of hardware, software and networking products comprise the majority of the Company's revenue. The Company has entered into agreements with certain suppliers and manufacturers which may provide the Company favorable pricing and price protection in the event the vendor reduces its prices.

         In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company as of October 31, 1999 and the results of operations for the three months ended October 31, 1999 and 1998 and cash flows for the three months ended October 31, 1999 and 1998. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended July 31, 1999, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

          The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K. This discussion and analysis contains certain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in those forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth below, those set forth in the Company's Annual Report on Form 10-K for the year ended July 31, 1999, and those set forth in the Company's other filings from time to time with the Securities and Exchange Commission.

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

          The Company's largest customer accounted for approximately 5% and 7% (or $3,522,000, and $3,939,000, respectively) of the Company's revenue for the three months ended October 31, 1999 and 1998, respectively, substantially all of which revenue was derived from the sale of hardware products. This customer accounted for 7% of revenue for the fiscal year ended July 31, 1999. There can be no assurance that the Company will continue to derive substantial revenue from this customer.

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

          The markets for the Company's products and services are characterized by rapidly changing technology and frequent introductions of new hardware and software products and services, which render many existing products noncompetitive, less profitable or obsolete. The Company believes that its inventory controls have contributed to its ability to respond effectively to these technological changes. As of October 31, 1999 and July 31, 1999, inventories represented 11% and 13%, respectively, of total assets. For the three months ended October 31, 1999 and 1998, annualized inventory turnover was 28 and 20 times, respectively. Inventory turned 22 times in the fiscal year ended July 31, 1999. The failure of the Company to anticipate technology trends or to continue to effectively manage its inventory could have a material adverse effect on the Company's business, results of operations and financial condition.

           The Company believes its controls on accounts receivable have contributed to its profitability. The Company's bad debt expense represented less than 0.2% of total revenues in each of the three month periods ended October 31, 1999 and 1998. For the fiscal year ended July 31, 1999, bad debt expense represented 0.1% of total revenues.

           The Company's quarterly revenue and operating results have varied significantly in the past and are expected to continue to do so in the future. Quarterly revenue and operating results generally fluctuate as a result of the demand for the Company's products and services, the introduction of new hardware and software technologies with improved features, the introduction of new services by the Company and its competitors, changes in the level of the Company's operating expenses, the timely availability of product supply, competitive conditions and economic conditions. In particular, the Company currently is increasing certain of its fixed operating expenses, including a significant increase in personnel when compared to the first quarter of fiscal 1999, as part of its strategy to increase its focus on providing higher margin, value-added services. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year.

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

          The Company has undertaken a complete and thorough review of all of its operations to determine those aspects which involve or are dependent upon a computer application. The Company is reviewing the software and operating systems for each such application to determine if it is Year-2000-Compliant. Any such system or application which has been identified as not Year-2000-Compliant has been modified or upgraded to assure our continued ability to operate without interruption. Manchester's Year 2000 project has been underway for over a year and is aimed at ensuring that, when the year 2000 arrives, all applications used on Manchester's AS/400 computer system are Year-2000-Compliant. As of November 30, 1999 the following tasks have been completed:

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

          Manchester's communications, local, and wide area networks have been tested or represented (by the manufacturers) to be Year-2000-Compliant, with a few minor exceptions that should be resolved shortly. Our status as of November 30, 1999 is as follows:

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

    The Company continues to audit software applications on our local area network. Products that are identified as non-compliant are either being upgraded or removed.

     o The telephone system has been represented by its manufacturer to be Year-2000-Compliant.

     o    The Company has  received  assurances  of  compliance  from vendors of
          other   types  of   equipment   (e.g.,   alarm,   HVAC),   either  via
          correspondence or from information on their websites.

          Testing and monitoring will be ongoing throughout the rest of the year. The Company is in the process of obtaining assurances regarding Year 2000 compliance from other companies upon which it may rely for products or services.

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

          The Company believes the most reasonably likely worst-case Year 2000 scenario would include a combination of some or all of the following:

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

         The Company believes its plans for addressing the Year 2000 Issue as outlined above are adequate to handle the most reasonably likely worst-case scenario. The Company does not believe it will incur a material financial impact for the risk of failure, or from the costs associated with assessing the risks of failure, arising from the Year 2000 Issue. Consequently, the Company does not intend to create a contingency plan other than as set forth above. In addition, if the Company's assessment of its vendors, when completed, indicates that certain product shortages can be anticipated, the Company may adjust its plans accordingly, although the Company does believe that it has the capacity to maintain significant levels of inventory.

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

          On June 25, 1999, the Company announced the launch of a new consumer products on-line super store, Marketplace4U.com ("MP4U"). MP4U offers products in categories such as consumer electronics, automotive accessories, outdoor and camping equipment from its main and outlet stores. The main store offers top name brand products at competitive prices; the Outlet store offers top name brand factory refurbished, warranteed products at even greater savings. To date revenue from MP4U is immaterial. There can be no assurance that MP4U will generate significant revenue or that any of the Company's on-line stores will operate profitably.

          Results of Operations

           The  following   table  sets  forth,   for  the  periods   indicated,
      information derived from the Company's Condensed Consolidated Statements of Income expressed as a percentage of related revenue or total revenue.
                                                    Percentage of Revenues
                                                      Three Months Ended
                                                         October 31,
                                                     1999             1998
                                                     ----             ----
           Product Sales                             97.1%            96.8%
           Services                                   2.9              3.2
                                                      ---              ---
                Total revenue                       100.0            100.0
                                                    -----            -----

           Cost of Product Sales                     85.6             86.9
           Cost of Services                          69.6             60.5
                                                     ----             ----
                Cost of revenue                      85.1             86.1
                                                     ----             ----

           Product Gross Profit                      14.4             13.1
           Services Gross Profits                    30.4             39.5
                                                     ----             ----
                Gross Profit                         14.9             13.9
                                                     ----             ----

           Selling, general and
              administrative expenses                12.3             12.5
                                                     ----             ----
           Income from operations                     2.6              1.4
           Interest and other income, net             0.2              0.2
                                                      ---              ---
           Income before income taxes                 2.8              1.6
           Provision for income taxes                 1.1              0.6
                                                      ---              ---
           Net income                                 1.7%             1.0%
                                                      ===              ===

     Three Months Ended October 31, 1999 Compared to Three Months Ended October 31, 1998

          Revenue. The Company's revenue increased $7.9 million or 13.7% from $57.5 million for the three months ended October 31, 1998 to $65.4 million for the three months ended October 31, 1999. Product revenue increased by $7.8 million (14.0%) due primarily to increases in shipments of monitors, as well as higher average selling prices for personal computers, partially offset by lower shipments to the Company's major customer. Service revenue increased $88,000 (4.8%).

           Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit increased $1.7 million or 21.6% from $8.0 million for the first quarter of fiscal 1999 to $9.7 million for the most recent fiscal quarter. Gross profits from the sale of products increased by $1.9 million while gross profit from the sale of services decreased by $138,000. The changes in gross profits primarily result from the changes in revenue discussed above. As a percentage of revenue, gross profit increased to 14.9% in the first quarter of fiscal 2000 as compared to 13.9% in fiscal 1999. Competitive pressures changes in types of products or services sold, volume incentives from manufacturers and product availability result in fluctuation in gross profit from period to period.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $834,000 or 11.6% from $7.2 million in the first quarter of fiscal 1999 to $8.0 million in the first quarter of fiscal 2000. This increase is principally a result of higher salaries and personnel costs primarily associated with enhancing the Company's e-commerce capabilities and building the infrastructure to provide Internet-based solutions to our customers.

          Interest and Investment Income. Interest and investment income was relatively constant with the first quarter of last year with the Company maintaining its investment of excess cash in short term instruments.

              Provision for Income Taxes. The effective income tax rate increased to 41.0% of pretax income in the current period compared to 39.6% of pretax income in the prior year's period due to certain nondeductible expenses and higher state taxes.

      Liquidity and Capital Resources

           The Company's primary sources of financing have been internally generated working capital from profitable operations and a line of credit from financial institutions.

           For the three months ended October 31, 1999, cash provided by operating activities was $7.9 million consisting primarily of net income, decreases in accounts receivable and inventory and, an increase in accounts payable and accrued expenses. The Company's accounts receivable and accounts payable and accrued expenses, balances as well as its investment in inventory can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, the Company's experience is that increases in accounts receivable, inventory and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels. In addition, during the three months ended October 31, 1999 the Company used approximately $40,000 for capital expenditures, $31,000 in payments or capital lease obligations and $133,000 to repurchase and retire its common stock.

           The   Company  has   available  a  line  of  credit  with   financial
      institutions in the aggregate amount of $15.0 million. No amounts were outstanding under this line as of October 31, 1999.

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



                                        MANCHESTER EQUIPMENT CO., INC.
                                        (Registrant)



DATE:  December 7, 1999                   ss/ Barry Steinberg
                                        -------------------------------------
                                        Barry Steinberg
                                        President and Chief Executive Officer



DATE:  December 7, 1999                  ss/ Joseph Looney
                                        ------------------------------------
                                        Joseph Looney
                                        Chief Financial Officer