Form 10-Q
period 2000-01-31
MANCHESTER EQUIPMENT CO INC
filed 2000-03-13
CIK 1023876

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2000

                                       or

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

         There were  8,095,966  outstanding  shares of COMMON  STOCK at March 8,
2000.

                 MANCHESTER EQUIPMENT CO., INC. AND SUBSIDIARIES

                                Table of Contents

PART I.            FINANCIAL INFORMATION                                  Page
-------            ---------------------                                  ----

Item 1.  Condensed Consolidated Balance Sheets
         January 31, 2000  (unaudited) and July 31, 1999                    3

         Condensed Consolidated Statements of Income
           Three months and six months  ended
           January 31, 2000 and 1999 (unaudited)                            4

         Condensed Consolidated Statements of Cash Flows
           Six months ended January 31, 2000 and 1999 (unaudited)           5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results  of Operations                             7


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 6.  Exhibits and Reports                                              13

Part I - FINANCIAL INFORMATION

ITEM 1.            Financial Statements

                 Manchester Equipment Co., Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                       (in thousands except share amounts)


                                                January 31, 2000  July 31, 1999
                                                   Unaudited)
                                                 ------------       ----------
Assets:
  Cash and cash equivalents                      $ 10,743              $  5,749
  Accounts receivable, net                         33,188                34,747
  Inventory                                        10,023                 8,245
  Deferred income taxes                               538                   538
  Prepaid expenses and other current assets           487                   340
                                                      ---                   ---
         Total current assets                      54,979                49,619

  Property and equipment, net                       6,240                 6,248
  Goodwill, net                                     5,735                 5,070
  Deferred income taxes                               560                   560
  Other assets                                        200                   281
                                                    -----                ------

                                                  $67,714               $61,778
                                                   ======                ======

Liabilities:
  Current maturities under capital
   lease obligation                               $    27               $    85
  Accounts payable and accrued expenses            25,169                20,824
  Deferred service revenue                            595                   581
  Income taxes payable                                511                   668
                                                      ---                   ---
         Total current liabilities                 26,302                22,158

    Deferred compensation payable                      34                    34
                                                       --                    --

         Total liabilities                         26,336                22,192
                                                   ------                ------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000
   shares authorized, none issued                       -                     -
  Common stock, $.01 par value; 25,000,000
   shares authorized 8,041,800 and 8,084,800
   issued and outstanding                              80                    81
  Additional paid-in capital                       18,667                18,799
  Deferred compensation                               (24)                  (38)
  Retained earnings                                22,655                20,744
                                                   ------                ------

         Total shareholders' equity                41,378                39,586
                                                   ------                ------

                                                  $67,714               $61,778
                                                   ======                ======

See notes to condensed consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
               (in thousands, except share and per share amounts)
                                    Unaudited

                                     Three months ended January 31,   Six months ended  January 31,
                                      2000             1999             2000             1999
                                      ----             ----             ----             ----

Revenue

  Products                           $68,916         $51,778           $132,364         $107,453
  Services                             1,931           1,611              3,843            3,435
                                       -----           -----            -------            -----
                                      70,847          53,389            136,207          110,888
                                      ------          ------            -------          -------
Cost of revenue

       Products                       60,691          45,066            114,978           93,448
       Services                        1,186           1,061              2,516            2,165
                                       -----           -----              -----            -----
                                      61,877          46,127            117,494           95,613
                                      ------          ------            -------           ------

       Gross profit                    8,970           7,262             18,713           15,275

Selling, general and
    administrative expenses            7,727           7,224             15,746           14,409
                                       -----           -----             ------           ------

       Income  from operations         1,243              38              2,967              866

Interest expense                          (1)             (3)                (2)              (5)
Interest income                          153             105                271              220
                                         ---            ----                ---             ----

       Income before income taxes      1,395             140              3,236            1,081

Provision for income taxes               570              67              1,325              440
                                         ---              --              -----              ---

       Net income                       $825             $73             $1,911             $641
                                         ===             ===              =====              ===

Net Income per share
   Basic                               $0.10           $0.01              $0.24            $0.08
                                       =====           =====               ====             ====
   Diluted                             $0.10           $0.01              $0.24            $0.08
                                       =====           =====               ====             ====

Weighted average
  shares outstanding

     Basic                         8,041,800       8,096,600          8,057,981         8,096,600
                                   =========       =========          =========         =========
      Diluted                      8,069,169       8,096,600          8,072,499         8,096,600
                                   =========       =========          =========         =========


See notes to condensed consolidated financial statements.
                                       4

                 Manchester Equipment Co., Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                      For the six months ended
                                                             January 31,
                                                        2000               1999
                                                              (Unaudited)
                                                        -----------------------

Cash flows from operating activities:
     Net income                                             $1,911       $  641

  Adjustments to reconcile net income
    to net cash from operating activities:
       Depreciation and amortization                          939           877
       Allowance for doubtful accounts                        (99)           74
       Non cash compensation and commission expense            14            49
  Change in assets and liabilities:
      (Increase) decrease in accounts receivable            1,658          (166)
      (Increase) decrease in inventory                     (1,778)          260
       Increase in prepaid income taxes                         -          (245)
      (Increase) decrease in prepaid expenses and
         other current assets                                (147)            7
       Decrease in other assets                                81            26
       Increase (decrease) in accounts payable and
         accrued expenses                                   3,545        (2,110)
       Increase(decrease)in deferred service
         contract revenue                                      14          (176)
       Decrease  in income taxes  payable                    (157)         (225)
       Sale of investments                                      -         1,501
                                                           ------         -----

         Net cash provided by operating activities          5,981           513
                                                            -----           ---

Cash flows from investing activities:
      Capital expenditures                                  (796)          (842)
                                                             ---            ---

          Net cash used in investing activities             (796)          (842)
                                                             ---            ---
Cash flows from financing activities:
       Payments on capital lease obligation                  (58)           (56)
       Purchase and retirement of Treasury stock            (133)             -
                                                             ---            ---
            Net cash used in financing activities           (191)           (56)
                                                             ---             --
Net increase (decrease) in cash and cash equivalents       4,994           (385)

      Cash and cash equivalents at beginning of period     5,749          7,816
                                                           -----          -----
Cash and cash equivalents at end of period               $10,743         $7,431
                                                          ======          =====

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

         In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company as of January 31, 2000 and the results of operations for the three and six months ended January 31, 2000 and 1999 and cash flows for the six months ended January 31, 2000 and 1999. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended July 31, 1999, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

    3.    Acquisition of Coastal Office Products, Inc.

         On January 2, 1998, the Company acquired all of the outstanding shares of Coastal Office Products, Inc. ("Coastal"), a reseller and provider of microcomputer services and peripherals to companies in the greater Baltimore, Maryland area. The acquisition, which has been accounted for as a purchase, had an aggregate purchase price of $4.8 million consisting of a cash payment of $3.1 million plus performance based payments of $871,000 (paid on March 15, 1999) and $800,000 (to be paid on March 15, 2000). The cash payments were made from the Company's cash balances. At January 31, 2000, the contingent payment due on March 15, 2000, which may be paid in cash or under certain circumstances in Company stock, has been included with accounts payable and accrued expenses. The selling shareholders received employment agreements that also provided for the issuance of 20,000 shares of common stock. The fair value of the common stock, amounting to $80,000, was recorded as deferred compensation and is being expensed over the three-year vesting period.

         Operating results of Coastal are included in the Condensed Consolidated Statements of Income from the date of acquisition. The acquisition resulted in goodwill of $4,776,000, which is being amortized on the straight-line basis over 20 years.

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

      General

           The Company is an integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. The Company offers its customers single-source solutions customized to their information systems needs by integrating its analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. To date, most of the Company's revenue has been derived from product sales. The Company generally does not develop or sell software products. However, certain computer hardware products sold by the Company are loaded with pre-packaged software products.

           As a result of intense price competition within the computer industry as well as other industry conditions, the Company has experienced increasing pressure on per unit prices as well as on its gross profit and operating margins with respect to the sale of products. Manchester's strategy includes increasing its focus on providing value added services with operating margins that are higher than those obtained with respect to the sale of products. The Company has experienced a significant increase in selling, general and administrative expenses, primarily in the form of increased personnel costs, in connection with the implementation of this strategy. The Company's future performance will depend in part on its ability to manage successfully a continuing shift in its operations towards services.

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

           The Company's largest customer accounted for approximately 5% and 8% (or $6,305,000 and $8,376,000, respectively) of the Company's revenue for the six months ended January 31, 2000 and 1999, respectively, substantially all of which revenue was derived from the sale of hardware products. This customer accounted for 7% of revenue for the fiscal year ended July 31, 1999. There can be no assurance that the Company will continue to derive substantial revenue from this customer.

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

           The markets for the Company's products and services are characterized by rapidly changing technology and frequent introductions of new hardware and software products and services, which render many existing products noncompetitive, less profitable or obsolete. The Company believes that its inventory controls have contributed to its ability to respond effectively to these technological changes. As of January 31, 2000 and July 31, 1999, inventories represented 15% and 13%, respectively, of total assets. For the six months ended January 31, 2000 and 1999, annualized inventory turnover was 25 and 21 times, respectively. Inventory turned 22 times in the fiscal year ended July 31, 1999. The failure of the Company to anticipate technology trends or to continue to effectively manage its inventory could have a material adverse effect on the Company's business, results of operations and financial condition.

           The Company believes its controls on accounts receivable have contributed to its profitability. The Company's bad debt expense represented less than 0.2% of total revenues in each of the six month periods ended January 31, 2000 and 1999. For the fiscal year ended July 31, 1999, bad debt expense represented 0.1% of total revenues.

           The Company's quarterly revenue and operating results have varied significantly in the past and are expected to continue to do so in the future. Quarterly revenue and operating results generally fluctuate as a result of the demand for the Company's products and services, the introduction of new hardware and software technologies with improved features, the introduction of new services by the Company and its competitors, changes in the level of the Company's operating expenses, the timely availability of product supply, competitive conditions and economic conditions. In particular, the Company currently is increasing certain of its fixed operating expenses, as part of its strategy to increase its focus on providing higher margin, value-added services. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year.

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

           The Company has  reviewed  its  operations  relating to the Year 2000
      Issue. The Company upgraded its systems during 1998 and 1999 using primarily internal information technology and other personnel, and remediation and testing are complete for both information technology ("IT") and non-IT systems that required attention and resources to be Year-2000-Compliant. The costs associated with the Year 2000 Issue have not been material to the Company's financial position or results of operations. Although nothing has come to the Company's attention which would cause it to believe that its effort to be Year-2000-Compliant effort was not successful, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the Company, including those relating to third parties with whom the Company has material business relationships (such as customers, licensees, transportation carriers, utility and other general service providers), have been resolved. To date, the Company has not experienced any material impact relating to the Year 2000 Issue, and is not aware of any major customers or third-party suppliers who have experienced such an impact.

      E-Commerce

         On February 16, 2000, the Company launched its enhanced website and electronic commerce system. The new site, located at www.e-manchester.com allows both existing customers, corporate shoppers and others to find product specifications, compare products, check price and availability and place and track orders quickly and easily 24 hours a day seven days a week. The Company has made, and expects to continue to make, significant investments and improvements in its e-commerce capabilities. There can be no assurance that the Company will be successful in enhancing and increasing its business through its expanded Internet presence.

         On June 25, 1999, the Company announced the launch of a new consumer products on-line super store, Marketplace4U.com ("MP4U"). MP4U offers products in categories such as consumer electronics, automotive accessories, outdoor and camping equipment from its main and outlet stores. The main store offers top brand products at competitive prices; the Outlet store offers top name brand factory refurbished, warranteed products at even greater savings. To date revenue from MP4U is immaterial. There can be no assurance that MP4U will generate significant revenue or that any of the Company's on-line stores will operate profitably.
                                       9

     Results of Operations

          The following table sets forth, for the periods indicated, information derived from the Company's Condensed Consolidated Statements of Income expressed as a percentage of related revenue or total revenue.

                                                          Percentage of Revenue
                                             Three Months Ended             Six Months Ended
                                                   January 31,                 January 31,
                                             ---------------------------    -----------------

                                               2000             1999        2000       1999
                                               ----             ----        ----       ----
           Product sales                       97.3%            97.0%       97.2%      96.9%
           Services                             2.7              3.0         2.8        3.1
                                                ---              ---         ---        ---
                Total revenue                 100.0            100.0       100.0      100.0
                                              -----            -----       -----      -----

           Cost of product sales               88.1             87.0        86.9       87.0
            Cost of services                   61.4             65.9        65.5       63.0
                                               ----             ----        ----       ----
                Cost of revenue                87.3             86.4        86.3       86.2
                                              -----             ----        ----       ----

           Product gross profit                11.9             13.0        13.1       13.0
           Services gross profit               38.6             34.1        34.5       37.1
                                               ----             ----        ----       ----
                Gross profit                   12.7             13.6        13.7       13.8
                                               ----             ----        ----       ----

           Selling, general and

              administrative expenses          10.9             13.5        11.5       13.0
                                               ----             ----        ----       ----
           Income from operations               1.8              0.1         2.2        0.8
           Interest and other income, net       0.2              0.2         0.2        0.2
                                                ---              ---         ---        ---
           Income before income taxes           2.0              0.3         2.4        1.0
           Provision for income taxes           0.8              0.1         1.0        0.4
                                                ---             ----         ---        ---
           Net income                           1.2%             0.2%        1.4%       0.6%
                                               ====              ===         ===        ===


     Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

           Revenue. The Company's revenue increased $17.5 million or 32.7% from $53.4 million for the three months ended January 31, 1999 to $70.8 million for the three months ended January 31, 2000. Product revenue increased by $17.1 million (33.1%) due primarily to increases in shipments of displays, as well as higher per unit prices for personal computers. Service revenue increased $320,000 (19.9%) as a result of the Company's continued emphasis on providing value-added services.

           Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit increased $1.7 million or 23.5% from $7.3 million for the second quarter of fiscal 1999 to $9.0 million for the most recent fiscal quarter. Gross profit from the sale of products increased by $1.5 million while gross profit from the sale of services increased by $195,000. The changes in gross profit primarily result from the changes in revenue discussed above, partially offset by lower margins on products sold due to the very competitive marketplace. As a percentage of revenue, gross profit decreased to 12.7% in the second quarter of fiscal 2000 as compared to 13.6% in fiscal 1999. Competitive pressures, changes in types of products or services sold and product availability result in fluctuations in gross profit.

              Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $503,000 or 7.0% from $7.2 million in the second quarter of fiscal 1999 to $7.7 million in the second quarter of fiscal 2000. This increase is principally a result of higher advertising and marketing costs, primarily related to the Company's new retail consumer on-line store, Marketplace4U.

              Interest Income. Interest income increased from $105,000 in the second quarter of 1999 to $153,000 in the second quarter of 2000 due to higher cash balances available for investment as well as higher interest rates received on investments.

              Provision for Income Taxes. The effective income tax rate decreased to 41% in the current period compared to 48% of pre-tax income in the prior year period principally as a result of the impact of certain non deductible expenses.

     Six Months Ended January 31, 2000 Compared to Six Months Ended January 31, 1999

              Revenue. The Company's revenue increased by $25.3 million or 22.8% from $110.9 million for the six months ended January 31, 1999 to $136.2 million for the six months ended January 31, 2000. Revenue from the sale of products increased by $24.9 million (23.2%) while revenue from service offerings increased by $408,000 (11.9%). The increases in revenue were largely attributable to growth in shipments of displays and peripherals as well as higher average selling prices for personal computers.

              Gross Profit.Gross profit increased by $3.4 million (22.5%) to $18.7 million for the first six months of fiscal 2000 from $15.3 million in the comparable period a year ago. Gross profit from product sales increased by 24.1% ($3.4 million) from $14.0 million in the first six months of fiscal 1999 to $17.4 million in the most recent six month period. Service offerings generated $1.3 million of gross profit in the first six months of both fiscal 2000 and 1999. The growth in gross profit dollars is principally due to the increase in revenue discussed above. Gross margin percentages declined in the recent period due to generally lower vendor incentives and the highly competitive marketplace for computer products.

              Selling, General and Administrative Expenses. Selling general and administrative expenses increased by $1.3 million or 9.3% from $14.4 million for the first six months of fiscal 1999 to $15.7 million for the first six months of fiscal 2000. The increase is principally due to higher salaries and personnel costs, as well as higher advertising costs primarily relating to the Company's new retail consumer on-line store, Marketplace4U. These increases were partially offset by lower insurance and bad debt expenses.

          Interest Income. Interest income increased due to higher cash balances available for investment as well as higher interest rates.

              Provision  for  Income  Taxes.   The  effective  income  tax  rate
      increased slightly from 40.7% for the first six months of fiscal 1999 to 40.9% in the most recent fiscal period.

      Liquidity and Capital Resources

           The Company's primary sources of financing have been internally generated working capital from operations and a line of credit from financial institutions.

           For the six months ended January 31, 2000, cash provided by operating activities was $6.0 million consisting primarily of net income and depreciation and amortization, decreases in accounts receivable and an increase in accounts payable and accrued expenses, partially offset by an increase in inventory. The Company's accounts receivable and accounts payable and accrued expenses balances as well as its investment in inventory can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, the Company's experience is that increases in accounts receivable, inventory and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels. In addition, during the six months ended January 31, 2000 the Company used approximately $796,000 for capital expenditures and $133,000 to repurchase and retire its common stock.

           The   Company  has   available  a  line  of  credit  with   financial
      institutions in the aggregate amount of $15.0 million. No amounts were outstanding under this line as of January 31, 2000.

           The Company believes that its current balances in cash and cash equivalents, expected cash flows from operations and available borrowings under the line of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 2000. The Company currently has no material commitments for capital expenditures. The Company has a contingent purchase payment due to the former owners of its Coastal subsidiary amounting to $800,000. This payment is due on March 15, 2000 and is expected to be paid from the Company's available cash balances or through the issuance of stock. In addition, the Company has signed a letter of intent for the purchase of two companies. The purchase is expected to close in March 2000 and may require $1.0 million in cash, consisting of an initial payment of the purchase price of $400,000 and approximately $600,000 to repay liabilities that are assumed. These payments are also expected to be made from available cash balances. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory and the purchase of equipment and expansion of facilities, the possible opening of new offices, potential acquisitions, and expansion of the Company's e-commerce capabilities.
                                       12

      PART II - OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders

         On January 19, 2000 the Company held its Annual Meeting of Shareholders to (1) elect six Directors to serve until the 2001 Annual Meeting of Shareholders; and (2) ratify the reappointment of KPMG LLP as independent auditors of the Company for the year ending July 31, 2000.

          The results of the voting for the election of Directors were as follows:

                                                                         Broker
       Nominee                        For         Withheld    Abstain  Non-votes
       --------------                 ---         --------    -------  ---------
      Barry R. Steinberg           7,340,474       29,500         0        0
      Joel G. Stemple              7,340,474       29,500         0        0
      Joel Rothlein                7,340,474       29,500         0        0
      Bert Rudofsky                7,340,474       29,500         0        0
      Michael E. Russell           7,340,474       29,500         0        0
      Julian Sandler               7,340,474       29,500         0        0

          Each of six nominees received a plurality of the total votes that were cast and were accordingly elected.

          The results of the voting on the ratification of the appointment of KPMG LLP as the Company's independent auditors were as follows:

                                                                       Broker
             For              Against            Abstain              Non-votes
             ---              -------            -------              ---------
            7,363,724          3,150              3,100                  0


         The number of shares voted for the ratification of the appointment of KPMG LLP constituted a majority of the shares present in person or represented by proxy, and such ratification was accordingly approved.

         No other items were voted on at the annual meeting of shareholders or during the quarter ended January 31, 2000.

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

                                          MANCHESTER EQUIPMENT CO., INC.
                                          ------------------------------
                                          (Registrant)


DATE:   March    10, 2000                  s/s/ Barry Steinberg
                                           President and Chief Executive Officer



DATE:   March   10, 2000                   s/s/ Joseph Looney
                                           ------------------
                                           Joseph Looney
                                           Vice President of Finance and
                                           Chief Financial Officer