Form 10-Q
period 2000-04-30
MANCHESTER EQUIPMENT CO INC
filed 2000-06-13
CIK 1023876

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

                                       or

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

                                 (631) 435-1199
              (Registrant's telephone number, including area code)


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

         There  were  8,166,465  outstanding  shares of COMMON  STOCK at May 15,
2000.

                 MANCHESTER EQUIPMENT CO., INC. AND SUBSIDIARIES

                                Table of Contents

PART I.       FINANCIAL INFORMATION                                        Page
-------       ---------------------                                        ----

Item 1.       Condensed Consolidated Balance Sheets

                April 30, 2000 (unaudited) and July 31, 1999                 3

              Condensed Consolidated Statements of Income
                 Three months and nine months  ended
                   April 30, 2000 and 1999 (unaudited)                       4

              Condensed Consolidated Statements of Cash Flows
                 Nine months ended April 30, 2000 and 1999 (unaudited)       5

              Notes to Condensed Consolidated Financial Statements           6

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results  of Operations                        8


PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds`                    14
Item 6.       Exhibits and Reports                                          14

Part I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                 Manchester Equipment Co., Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                       (in thousands except share and per share amounts)

                                                April 30, 2000    July 31, 1999
                                                (Unaudited)
                                                 ------------       ----------
Assets:
  Cash and cash equivalents                         $14,667          $  5,749
  Accounts receivable, net                           47,444            34,747
  Inventory                                          14,834             8,245
  Deferred income taxes                                 538               538
  Prepaid expenses and other current assets             499               340
                                                       ----               ---
         Total current assets                        77,982            49,619

  Property and equipment, net                         6,385             6,248
  Goodwill, net                                       6,599             5,070
  Deferred income taxes                                 560               560
  Other assets                                          252               281
                                                       ----               ---

                                                    $91,778           $61,778
                                                    =======           =======

Liabilities:
  Current maturities under capital
   lease obligation                                 $     4           $    85
  Current maturities under notes payable                 25                 -
  Accounts payable and accrued expenses              46,539            20,824
  Deferred service revenue                              575               581
  Income taxes payable                                  898               668
                                                        ---               ---
         Total current liabilities                   48,041            22,158

  Deferred compensation payable                          34                34
                                                      -----                --

         Total liabilities                            48,075            22,192
                                                     -------            ------

Shareholders' equity:
  Preferred stock, $.01 par value;
   5,000,000 shares authorized, none issued               -                 -
  Common stock, $.01 par value; 25,000,000
   shares authorized, 8,191,465 and
   8,084,800 issued and outstanding                      82                81
  Additional paid-in capital                         19,489            18,799
  Deferred compensation                                 (18)              (38)
  Retained earnings                                  24,150            20,744
                                                    -------            ------

         Total shareholders' equity                  43,703            39,586
                                                     ------            ------

                                                    $91,778           $61,778
                                                    =======           =======

See notes to condensed consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income

                    (in thousands, except per share amounts)
                                    Unaudited


                                     Three months ended April 30,    Nine months ended  April 30,
                                         2000         1999               2000          1999
                                         ----         ----               ----          ----
Revenue

       Products                          $80,424     $52,956           $212,788      $160,409
       Services                            1,443       1,834              5,286         5,269
                                           -----       -----             ------         -----
                                          81,867      54,790            218,074       165,678
                                          ------      ------            -------       -------
Cost of revenue

       Products                           69,367      45,053            184,345       138,501
       Services                            1,249       1,241              3,765         3,406
                                           -----       -----             ------         -----
                                          70,616      46,294            188,110       141,907
                                          ------      -------           -------       -------

       Gross profit                       11,251       8,496             29,964        23,771

Selling, general and

    administrative expenses                8,860       8,073             24,606        22,482
                                           -----       -----             ------        ------

       Income from operations              2,391         423              5,358         1,289

Interest expense                              (2)        ( 2)                (4)           (7)
Interest income                              211         116                482           336
                                             ---         ---                ---           ---

       Income before income taxes          2,600         537              5,836         1,618

Provision for income taxes                 1,105         240              2,430           680
                                           -----         ---             ------           ---

       Net income                         $1,495       $ 297             $3,406          $938
                                          ======       =====             ======          ====

Net income per share

   Basic                                   $0.18       $0.04             $0.42          $0.12
                                           =====       =====             =====          =====
   Diluted                                 $0.18       $0.04             $0.42          $0.12
                                           =====       =====             =====          =====

Weighted average shares outstanding
  Basic                                    8,155       8,097              8,090         8,097
                                           =====       =====              =====         =====
  Diluted                                  8,456       8,097              8,200         8,097
                                           =====       =====              =====         =====

See notes to condensed consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                 (in thousands)

                               For the nine months

                                 ended April 30,

                                                          2000            1999
                                   (Unaudited)

                                                             ------------------
 Cash flows from operating activities:

        Net income                                        $3,406         $  938
  Adjustments to reconcile net income to
    net cash from operating activities:
        Depreciation and amortization                      1,491          1,325
         Allowance (recovery) for doubtful accounts         (141)           167
         Stock compensation expense                           20             73
  Change in assets and liabilities net of the effects of acquisition:

         Decrease (increase) in accounts receivable      (11,909)           341
         Decrease (increase) in inventory                 (6,086)         1,130
         Increase  in prepaid expenses and
             other current assets                           (139)           (65)
         Decrease in other assets                             90            261
         Increase in accounts payable and
          accrued expenses                                24,218          1,168
         Decrease in deferred service  revenue                (6)          (201)
         (Decrease) increase  in income taxes  payable       246           (225)
         Sale of investments                                   -          1,501
                                                          ------         ------

       Net cash provided by operating activities          11,190          6,413
                                                          ------          -----
Cash flows from investing activities:

         Capital expenditures                             (1,192)        (1,333)
         Payments for acquisitions, net of cash acquired    (240)          (871)
                                                            ----            ---

         Net cash used in investing activities            (1,432)        (2,204)
                                                          ------         ------

Cash flows from financing activities:

         Net repayments of borrowings                       (648)             -
         Payments on capital lease obligations               (81)           (74)
         Purchase and retirement of treasury stock          (518)             -
         Issuance of common stock                            409              -
         Payments on notes payable - other                    (2)             -
                                                              --            ---

              Net cash used in financing activities         (840)           (74)
                                                            ----            ---

Net increase in cash and cash equivalents                  8,918          4,135
     Cash and cash equivalents at beginning of period      5,749          7,816
                                                           -----          -----
Cash and cash equivalents at end of period               $14,667        $11,951
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

          In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company as of April 30, 2000 and the results of operations for the three and nine months ended April 30, 2000 and 1999 and cash flows for the nine months ended April 30, 2000 and 1999. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended July 31, 1999, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

   2.    Net Income Per Share

     Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Stock options and warrants representing 250,000 and 1,099,600 shares for the three months ended April 30, 2000 and 1999, respectively, and 589,000 and 1,099,600 shares for the nine months ended April 30, 2000 and 1999, respectively, are excluded from the calculation of diluted net income per share when the result would be antidilutive. The following table reconciles the denominators of the basic and diluted per share computations. For each period, the numerator is the net income as reported.


                                                         (shares in thousands)
                             Three months ended April 30,                    Nine months ended April 30,
                                2000               1999                      2000                       1999
                                ----               ----                      ----                       ----
                                   Per share              Per share                 Per share             Per share
                        Shares       amount      Shares    amount        Shares      amount         Shares amount
                        ------       ------      ------    ------        ------      ------         -------------
         Basic           8,155        $0.18      8,097      $0.04        8,090        $0.42        8,097    $0.12
                                      =====                 =====                     =====                 =====

         Effect of
          dilutive

           options         301                       -                     110                         -
                           ---                      --                     ---                        --

         Diluted         8,456        $0.18      8,097      $0.04        8,200        $0.42        8,097    $0.12
                         =====        =====      =====      =====        =====        =====        =====    =====

3. Acquisition of Texport Technology Group, Inc. and Learning Technology Group, LLC.

          On March 22, 2000, the Company acquired all of the outstanding ownership interests of Texport Technology Group, Inc. ("Texport") and Learning Technology Group, LLC ("LTG"), affiliated entities engaged in reselling and providing of microcomputer services and peripherals to companies in the greater Rochester, New York area. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $0.4 million plus potential future contingent payments. Contingent payment of up to $750,000 will be payable on each of March 22, 2001 and 2002 based upon achieving certain agreed upon increases in revenue and pretax earnings for each of the next two, one-year periods from the date of closing. The cash payment was made from the Company's cash balances. The selling owners received employment agreements that also provided for the issuance of 10,000 shares of common stock. The fair value of the common stock, amounting to $61,250, was recorded as deferred compensation and is being expensed over the three-year vesting period. In connection with the acquisition, the Company assumed approximately $648,000 of bank debt, which was subsequently repaid.

          Operating results of Texport and LTG are included in the condensed consolidated statements of income from the date of acquisition. The estimated fair value of assets and liabilities acquired was $1.6 million and $2.2 million, respectively. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was approximately $995,000, which is being amortized on a straight-line basis over 20 years. The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed are preliminary, subject to the final determination of the fair value of such assets and liabilities. The pro forma results of operations for Texport and LTG for the quarters ended April 30, 2000 and 1999 have not been reflected as they are deemed to be immaterial.

4.       Statement of Cash Flow Information

      Supplemental disclosure of cash flow information:

                           Nine months ended April 30,

                                                        2000              1999
                                                        ----              ----
                                                          (in thousands)
      Cash paid for income taxes                       $1,782             $636
                                                       ======             ====

      Supplemental schedule of non-cash investing activities

                           Nine months ended April 30,

                                                        2000            1999
                                                        ----            ----
                                                           (in thousands)
      Common stock issued in connection
       with acquisition                                  $861                -
                                                         ====               ==

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

           As a result of intense price competition within the computer industry as well as other industry conditions, the Company has experienced increasing pressure on per unit prices as well as on its gross profit and operating margins with respect to the sale of products. Manchester's strategy includes increasing its focus on providing value added services with operating margins that are higher than those obtained with respect to the sale of products. The Company has experienced an increase in selling, general and administrative expenses, primarily in the form of increased personnel costs, in connection with the implementation of this strategy. The Company's future performance will depend in part on its ability to manage successfully a continuing shift in its operations towards services.

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

           The Company's largest two customers accounted for approximately 4% and 8%, and 7% and 3% of the Company's revenue for the nine months ended April 30, 2000 and 1999, respectively, substantially all of such revenue was derived from the sale of hardware products. These two customers accounted for 7% and 3%, respectively, of revenue for the fiscal year ended July 31, 1999. There can be no assurance that the Company will continue to derive substantial revenue from these customers.

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

           The markets for the Company's products and services are characterized by rapidly changing technology and frequent introductions of new hardware and software products and services, which render many existing products noncompetitive, less profitable or obsolete. The Company believes that its inventory controls have contributed to its ability to respond effectively to these technological changes. As of April 30, 2000 and July 31, 1999, inventories represented 16% and 13%, respectively, of total assets. For the nine months ended April 30, 2000 and 1999, annualized inventory turnover was 22 and 28 times, respectively. Inventory turned 22 times in the fiscal year ended July 31, 1999. The failure of the Company to anticipate technology trends or to continue to effectively manage its inventory could have a material adverse effect on the Company's business, results of operations and financial condition.

           The Company believes its controls on accounts receivable have contributed to its profitability. The Company's bad debt expense represented less than 0.2% of total revenues in each of the nine month periods ended April 30, 2000 and 1999. For the fiscal year ended July 31, 1999, bad debt expense represented 0.1% of total revenues.

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

      Impact of Year 2000

            In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Expenses in connection with remediating its systems were not significant. The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

         On June 25, 1999, the Company announced the launch of a new consumer products on-line super store, Marketplace4U.com ("MP4U"). MP4U offers products in categories such as consumer electronics, automotive accessories and outdoor and camping equipment from its main and outlet stores. The main store offers top brand products at competitive prices; the outlet store offers top name brand factory refurbished, warranteed products at even greater savings. To date revenue from MP4U is immaterial. There can be no assurance that MP4U will generate significant revenue or that any of the Company's on-line stores will operate profitably.

           Results of Operations

           The  following   table  sets  forth,   for  the  periods   indicated,
      information derived from the Company's condensed consolidated statements of income expressed as a percentage of related revenue or total revenue.


                              Percentage of Revenue

                                                     Three Months Ended         Nine Months Ended

                                                          April 30,                 April 30,

                                                    2000           1999           2000         1999
                                                    ----           -----          ----         ----
            Product sales                           98.2%          96.7%         97.6%         96.8%
            Services                                 1.8            3.3           2.4           3.2
                                                     ---            ---           ---           ---
            Total revenue                          100.0          100.0         100.0         100.0
                                                   -----          -----         -----         -----

           Cost of product sales                    86.3           85.1          86.6          86.3
           Cost of  services                        86.6           67.7          71.2          64.6
                                                    ----           ----          ----          ----
                 Cost of revenue                    86.3           84.4          86.3          85.7
                                                    ----           ----          ----          ----

           Product gross profit                     13.7           14.9          13.4          13.7
           Services gross profit                    13.4           32.3          28.8          35.4
                                                    ----           ----          ----          ----
                Gross profit                        13.7           15.5          13.7          14.3
           Selling, general and
              administrative expenses               10.8           14.7          11.2          13.5
                                                    ----           ----          ----          ----
           Income from operations                    2.9            0.8           2.5           0.8
           Interest and other income, net            0.3            0.2           0.2           0.2
                                                     ---           ----           ---           ---
           Income before income taxes                3.2            1.0           2.7           1.0
           Provision for income taxes                1.4            0.4           1.1           0.4
                                                     ---            ---           ---           ---
           Net income                                1.8%           0.6%          1.6%          0.6%
                                                     ===            ===           ===           ===

     Three Months Ended April 30, 2000 Compared to Three Months Ended April 30, 1999

           Revenue. The Company's revenue increased $27.1 million or 49.4% from $54.8 million for the three months ended April 30, 1999 to $81.9 million for the three months ended April 30, 2000. Product revenue increased by $27.5 million (51.9%) due primarily to increases in shipments of personal computers, servers and displays, as well as higher per unit prices for personal computers. Service revenue decreased $391,000 (21.3%) principally as a result of reduction in revenue from the Company's temporary staffing business.

           Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit increased $2.8 million or 32.4% from $8.5 million for the third quarter of fiscal 1999 to $11.3 million for the most recent fiscal quarter. Gross profit from the sale of products increased by $3.2 million while gross profit from the sale of services decreased by $399,000. The changes in gross profit primarily result from the changes in revenue discussed above, partially offset by lower margins on products sold due to the very competitive marketplace. The reduction in gross profits derived from services relates to the above mentioned reduction in revenue from the Company's temporary staffing business. As a percentage of revenue, gross profit decreased to 13.7% in the third quarter of fiscal 2000 as compared to 15.5% in fiscal 1999. Competitive pressures, changes in types of products or services sold and product availability result in fluctuations in gross profit.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $787,000 or 9.7% from $8.1 million in the third quarter of fiscal 1999 to $8.9 million in the third quarter of fiscal 2000. This increase is principally a result of higher officers' salaries as well as higher commissions partially offset by lower bad debts expense.

              Interest Income. Interest income increased from $116,000 in the third quarter of 1999 to $211,000 in the third quarter of 2000 due to higher cash balances available for investment as well as higher interest rates received on investments.

              Provision for Income Taxes. The effective income tax rate decreased to 42.5% in the current period compared to 44.7% of pre-tax income in the prior year period principally as a result of the impact of certain non deductible expenses, as a percentage of pre-tax income.

     Nine Months  Ended April 30, 2000  Compared to Nine Months  Ended April 30,
     1999

              Revenue. The Company's revenue increased by $52.4 million or 31.6% from $165.7 million for the nine months ended April 30, 1999 to $218.1 million for the nine months ended April 30, 2000. Revenue from the sale of products increased by $52.4 million (32.7%) while revenue from service offerings increased by $17,000 (0.3%). The increases in revenue were largely attributable to growth in shipments of personal computers, servers, displays and peripherals as well as higher average selling prices for personal computers.

          Gross Profit. Gross profit increased by $6.2 million (26.1%) to $30.0 million for the first nine months of fiscal 2000 from $23.8 million in the comparable period a year ago. Gross profit from product sales increased by 29.8% ($6.5 million) from $21.9 million in the first nine months of fiscal 1999 to $28.4 million in the most recent nine month period. Service offerings generated $1.5 million of gross profit in the first nine months of fiscal 2000 as compared to $1.9 million generated in the first nine months of fiscal 1999, and 1999. The growth in gross profit dollars is principally due to the increase in revenue discussed above. Gross margin percentages on product sales declined in the recent period due to generally lower vendor incentives and the highly competitive marketplace for computer products. Margins on service offerings declined due to lower revenue for the most recent quarter from the Company's temporary staffing business.

          Selling,  General and  Administrative  Expenses.  Selling  general and administrative expenses increased by $2.1 million or 9.4% from $22.5 million for the first nine months of fiscal 1999 to $24.6 million for the first nine months of fiscal 2000. The increase is principally due to higher salaries, commissions, depreciation and amortization and consulting costs, as well as higher advertising costs primarily relating to the Company's new retail consumer on-line store, MP4U, partially offset by lower insurance and bad debts expenses.

          Interest Income. Interest income increased due to higher cash balances available for investment as well as higher interest rates.

          Provision for Income Taxes. The effective income tax rate decreased slightly from 42.0% for the first nine months of fiscal 1999 to 41.6% in the most recent fiscal period.

      Liquidity and Capital Resources

           The Company's primary sources of financing have been internally generated working capital from operations and a line of credit from financial institutions.

           For the nine months ended April 30, 2000, cash provided by operating activities was $11.1 million consisting primarily of net income and depreciation and amortization, and an increase in accounts payable and accrued expenses, partially offset by increases in accounts receivable and inventory. The Company's accounts receivable and accounts payable and accrued expenses balances as well as its investment in inventory can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, the Company's experience is that increases in accounts receivable, inventory and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels. In addition, during the nine months ended April 30, 2000 the Company used approximately $1.2 million for capital expenditures, $518,000 to repurchase and retire its common stock, and $729,000 to repay debt (primarily related to the acquisition of Texport and LTG). The Company received $409,000 in proceeds from the exercise of options to purchase its common stock during February and March of 2000. The contingent purchase payment due to the former owners of the Company's Coastal subsidiary was paid through the issuance of 105,786 shares of the Company's common stock on March 15, 2000.

           The   Company  has   available  a  line  of  credit  with   financial
      institutions in the aggregate amount of $15 million. No amounts were outstanding under this line as of April 30, 2000.

           The Company believes that its current balances in cash and cash equivalents, expected cash flows from operations and available borrowings under the line of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 2000. The Company currently has no material commitments for capital expenditures. The Company has contingent purchase payments that may be due to the former owner of its Texport and LTG subsidiaries. These payments could amount to as much as $750,000 on each of March 22, 2001 and 2002. These payments are expected to be paid from the Company's available cash balances. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory and the purchase of equipment and expansion of facilities, the possible opening of new offices, potential acquisitions, and expansion of the Company's e-commerce capabilities.

 PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c) On January 2, 1998, the Company acquired all of the outstanding shares of Coastal Office Products, Inc. ("Coastal"), a reseller and provider of microcomputer services and peripherals to companies in the greater Baltimore, Maryland area. The acquisition had an aggregate purchase price of $4.8 million, consisting of a cash payment of $3.1 million plus performance based payments of $871,000 (paid in cash on March 15, 1999) and $800,000 (to be paid on March 15, 2000, in cash or, under certain circumstances, shares of the Company's common stock, as determined by the Company). On March 15, 2000, the Company issued an aggregate of 105,786 shares of its common stock to the former shareholders of Coastal (the "Former Coastal Shareholders"). No underwriter or placement agent was involved with this transaction, nor the Company engage in any general solicitation in connection therewith. The issuance of the shares was exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act. Pursuant to its agreement with the Former Coastal Shareholders, the Company is required to register the shares by September 15, 2000.

            The following table sets forth the name of each Former Coastal Shareholder and the number of shares of common stock issued to each such Shareholder by the Company:

                                             Shares Issued by

Name                                             the Company
-------------------------------------------------------------
Bruce Clasing.........................................52,893
Harold Clasing........................................52,893



Item 6.   Exhibits and Reports

(a)    Exhibits

       --------

       Exhibit No.           Description

       -----------           -----------

            27               Financial Data Schedule

(b)    Reports on Form 8-K
       --------------------

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

                                           MANCHESTER EQUIPMENT CO., INC.
                                           ------------------------------
                                           (Registrant)


DATE:   June 9, 2000                      ss/    Barry Steinberg
                                           ----------------------
                                           Barry Steinberg

                                           President and Chief Executive Officer

DATE:   June 9, 2000                       ss/ Joseph Looney

                                           -----------------
                                           Joseph Looney
                                           Vice President of Finance and
                                           Chief Financial Officer