Form 10-K
period 2000-07-31
MANCHESTER EQUIPMENT CO INC
filed 2000-10-27
CIK 1023876

47


================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
-

For the fiscal year ended July 31, 2000

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

         Registrant's telephone number, including area code: (631) 435-1199

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                               ------------------

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES __X__ NO _____ -

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 20, 2000 was $9,960,000 (2,700,651 shares at a closing sale price of $3.688).

As of October 20, 2000, 8,054,315 shares of Common Stock ($.01 par value) of the Registrant were issued and outstanding.
                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

                         MANCHESTER EQUIPMENT CO., INC.

                                    FORM 10-K
                            YEAR ENDED JULY 31, 2000
                                TABLE OF CONTENTS





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

Part II

Item 5.   Market  for the  Registrant's  Common  Stock  and                 12
           Related  Stockholder  Matters
Item 6.   Selected  Financial  Data                                         13
Item 7.   Management's  Discussion  and  Analysis of  Financial             14
           Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk        19
Item 8.   Financial  Statements  and  Supplementary  Data                   19
Item 9.   Change In and Disagreements with Accountants on Accounting        19
           and Financial Disclosures


Part III

Item 10.  Directors and Executive Officers of the Registrant                20
Item 11.  Executive Compensation                                            22
Item 12.  Security Ownership of Certain Beneficial Owners and Management    25
Item 13.  Certain Relationships and  Related Transactions                   26

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   27

Signatures Chief Executive Officer, Chief Financial Officer, and Directors  45

                                     PART I
This Report contains certain forward-looking statements that are based on current expectations. The actual results of Manchester Equipment Co., Inc. (the "Company") may differ materially from the results discussed herein as a result of a number of unknown factors. Such factors include, but are not limited to, there being no assurance that the Company will be successful in expanding its Internet presence, that the acquisitions of Electrograph Systems, Inc., Coastal Office Products, Inc., Texport Technology Group, Inc. and Learning Technology Group, LLC, will continue to add to the Company's profitability, that the Company will be successful in its efforts to focus on value-added services, that the Company will be successful in attracting and retaining highly skilled technical personnel and sales representatives necessary to implement the Company's growth strategies, that the Company will not be adversely affected by continued intense competition in the computer industry, continued decreases in average selling prices of personal computers, a lack of product availability or deterioration in relationships with manufacturers, or a loss or decline in sales to any of its major customers. See "Products" and "Competition" in Part I, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report for a discussion of important factors that could affect the validity of any forward looking statements.

ITEM 1. Business

Our Company

         Manchester Equipment Co., Inc. ("Manchester" "we," "us," "our," or the "Company") is an integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. We offer our customers single-source solutions customized to their information systems needs by integrating its analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. Over the past 27 years, the Company has forged long-standing relationships with both customers and suppliers and capitalized on the rapid developments in the computer industry, including the shift toward client/server-based platforms.

         Our marketing focus is on mid- to large-sized companies, which have become increasingly dependent upon complex information systems in an effort to gain competitive advantages. While many of these companies have the financial resources to make the required capital investments in information systems, often they do not have the necessary information technology personnel to design, install or maintain complex systems or to incorporate the continuously evolving technologies. As a result, these companies are turning to independent third parties to procure, design, install, maintain and upgrade their information systems.

         We offer our customers a variety of value-added services, such as consulting, integration and support services, together with a broad range of computer and networking products from leading vendors. Consulting services include systems design, performance analysis, and migration planning. Integration services include product procurement, configuration, testing and systems installation and implementation. Support services include network management, "help-desk" support, and enhancement, maintenance and repair of computer systems. Most of our revenues are derived from sales to customers located in the New York Metropolitan area, with approximately 60% of our revenue generated from our Long Island and New York City offices. As a result, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors. In addition, as we expand in our existing markets, opportunities for growth within these regions may become more limited. There can be no assurance that we will grow enough in other markets to lessen our regional geographic concentration.

         On February 16, 2000, we launched our enhanced website and electronic commerce system. This new site, located at www.e-manchester.com, allows both existing customers, corporate shoppers and others to find product specifications, compare products, check price and availability and place and track orders quickly and easily, 24 hours a day, 7 days a week. In addition, on June 25, 1999, we announced the launch of a new consumer products on-line super store, Marketplace4U.com. This site offers products in categories such as consumer electronics, automotive accessories, and outdoor and camping equipment from its main and outlet stores. The main store offers top brand products at competitive prices; the outlet store offers top name brand factory refurbished, warranteed products at even greater savings.

         Manchester was incorporated in New York in 1973 and has seven active wholly-owned subsidiaries: Manchester International, Ltd., a New York corporation, which sells computer hardware, software and networking products to resellers domestically and internationally; ManTech Computer Services, Inc., a

New York corporation, which identifies and provides temporary information technology positions and solutions for commercial customers; Electrograph Systems, Inc., a New York corporation, which distributes microcomputer peripherals throughout the United States; Coastal Office Products, Inc., a Maryland corporation, which is an integrator and reseller of computer products in the Baltimore, Maryland area; Marketplace4U.com, Inc., a New York corporation, which is an online superstore that offers a wide range of brand name products to consumers, Texport Technology Group, Inc., a New York corporation which is an integrator and reseller of computer products in the Rochester, New York area; and Learning Technology Group, LLC, a New York limited liability corporation which is an integrator and reseller of computer products mainly to educational institutions within New York State.

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

The Manchester Solution

         Manchester offers its customers single-source solutions customized to their information systems needs. Our solution includes a variety of value-added services, including consulting, integration, network management, "help-desk" support, and enhancement, maintenance and repair of computer systems, together with a broad range of computer and networking products from leading vendors. We believe we provide state-of-the-art, cost-effective information systems designed to meet our customers' particular needs.

         As a result of our long-standing relationships with certain suppliers and our large volume purchases, we are often able to obtain significant purchase discounts which can result in cost-savings for our customers. Our relationships with our suppliers, our inventory management system and industry knowledge generally enable us to procure desired products on a timely basis and therefore to offer our customers timely product delivery.

Our Strategy

         The key elements of our strategy include:

         Emphasizing Value-added Services. Value-added services, such as consulting, integration and support services, generally provide higher profit margins than computer hardware sales. We have increased our focus on providing these services through a number of key strategies. We have recruited additional technical personnel with broad-based knowledge in systems design and specialized knowledge in different areas of systems integration, including application software, inter-networking (including routers and switches), database design and management.

         Increasing Marketing Focus on Companies Outside the Fortune 500. We have increased our marketing focus on those companies outside the Fortune 500 in order to increase its value-added services revenue. Our experience is that those companies are increasingly looking to third parties to provide a complete solution to their information systems needs from both a service and product standpoint. Such companies often do not have the necessary information technology personnel to procure, design, install or maintain complex systems or to incorporate continuously evolving technologies. We believe that we can provide these companies with solutions to their information systems requirements by providing a variety of value-added services together with a broad range of computer and networking products.

         Electronic Ordering System. We have implemented an electronic ordering system. This ordering system enables participating customers to access us via the Internet, review various products, systems and services offered by us and place their orders on-line. Customers are also able to obtain immediate customized information regarding products, systems and services that meet their specific requirements. The ordering system produces a matrix of alternative fully compatible packages, together with their availability and related costs, based on parameters indicated by the customer. Customers are not granted access to this system without prior credit clearance. (See "Expanding Internet Presence").

         Increasing Sales Force Productivity. We are addressing a variety of strategies to increase sales force productivity. We have implemented enhancements to our system allowing our salesforce immediate access to information regarding price and availability of products. In addition, we are planning enhancements that will allow sales representatives to obtain immediate customized information regarding products and services that meet specific requirements of customers. We believe that this system will increase the productivity of our sales representatives by enabling them to offer rapid and comprehensive solutions to their customers' needs.

         We provide training of our sales representatives in matters relating to value-added services, such as consulting and integration services. To facilitate such training, we constructed dedicated training facilities in one of our Long Island offices and in our New York City office.

         Expanding New York Metropolitan Area Presence. We believe that we have a strong presence and wide name recognition in the New York Metropolitan area, where there is a growing corporate demand for computer products and services. Manchester is seeking to expand its presence in this area through its enlarged New York City office and increased sales and service capabilities. We believe that these steps will enable us to capture a greater percentage of the New York Metropolitan area market. In fiscal 1998, we relocated our New York City office to space that is approximately double the size of the previous office location.

         Expanding into Additional Business Centers. We have regional offices in Newton, Massachusetts, Baltimore, Maryland, and Boca Raton, Florida, from which we derived approximately 14% of our revenues for the fiscal year ended July 31, 2000. In addition, during fiscal 2000, we expanded into Rochester, New York through the acquisition on March 22, 2000 of Texport Technology Group, Inc. and Learning Technology Group, LLC, and into Washington, D.C. through opening an office in Lanham, Maryland (see "Acquisitions").

         Expanding Internet Presence. We have continuously upgraded and expanded our electronic communication system. Our website, located at www.e-manchester.com, allows existing customers, corporate shoppers and others to find product specifications, compare products, check prices and availability and place and track orders quickly and easily 24 hours a day, seven days a week. We have made, and expect to continue to make, significant investments and improvements in our e-commerce capabilities.

         On June 25, 1999, we announced the launch of a new consumer products on-line super store, Marketplace4U.com ("MP4U"). MP4U offers consumers great selection, price and service as well as a choice for savings. MP4U offers products in categories such as consumer electronics, automotive accessories, outdoor and camping equipment from each of its three "on line" stores. During the fiscal years ended July 31, 2000 and 1999 revenue from MP4U was not material.

Our Services and Products

         We offer customized single-source solutions to our customers' information systems requirements, including consulting, integration and support services, together with a broad range of computer and networking products from a variety of leading vendors. We provide our services through a skilled staff of engineers who are trained and certified in leading products and technology, including Microsoft Windows NT, Novell NetWare and Cisco Systems routers and switches.

     Services.   Our  services  include  consulting,   integration  and  support
services.

         Consulting. Our staff of senior systems engineers provides consulting services consisting of systems design, performance and security analysis, and migration planning services.

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

         Migration planning involves the performance of a detailed assessment of existing mission critical systems, followed by an analysis of the end-user's future requirements. Working closely with the customer, our consultants develop a migration strategy using a defined project plan that encompasses skills transfer and training, checking for data integrity, project management and consolidation and reallocation of resources. The primary objective of this service is to rapidly move the customer from a slow or expensive system to a newer, more efficient and cost-effective solution.

     Integration.    Integration    services   include   product    procurement,
configuration, testing, installation and implementation.

         We maintain a sophisticated systems build and test area, adjacent to our warehousing facilities, where computer systems are configured and tested through the use of automated systems. Manchester manages the installation and implementation of its customers' information systems, and provides critical path analysis, vendor management and facility management services. Critical path analysis involves the management and coordination of the various hardware and software networking components of a systems design project. Our engineers prepare reports setting forth coordinated timetables with respect to installing and integrating the customer's information systems.

     Support. We offer support services for customers' existing information systems, including network management, "help-desk" services, enhancements, maintenance and repair.

         Network management consists of managing the compatibility of, and communication between, the various components comprising a customer's information system. The increased expense associated with the ownership of information systems has encouraged customers to outsource the management of computer networks, including local area networks ("LANs") and wide area networks ("WANs"). Currently, our engineers provide network management services on site at customers' facilities.

         "Help-desk" services consist of providing customers with telephone support. In addition, our service call management system, which we are in the process of enhancing, will enable our "help-desk" technicians to access an archive of prior service calls concerning similar problems and their solutions, resulting in a more efficient response to customers' calls.

         Enhancement, maintenance and repair services range from broad on-site coverage to less expensive, basic maintenance and repair of itemized hardware or software, as well as enhancements such as upgrades of existing systems. Field representatives are equipped with notebook computers to facilitate the exchange of information with both the information systems at the Company's headquarters and with technical databases available on the Internet. We maintain a laboratory at our Long Island facilities where we prototype customer problems for quicker solutions without jeopardizing customers' information systems.

     Products. We offer a wide variety of personal computer and networking products and peripherals, including:

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

         We have long-standing relationships with many manufacturers, which we believe assist us in procuring desired products on a timely basis and on desirable financial terms. We sell products from most major manufacturers, including:

     Cisco Systems, Inc                            NEC Technologies, Inc.
     Compaq Computer Corporation.                  Nortel  Networks, Inc.
     Computer Associates International, Inc        Novell, Inc.
     Epson America, Inc.                           Philips Electronics N.V.
     Hewlett-Packard Company                       Seagate Technology, Inc.
     Intel Corporation                             3Com Corp.
     Microsoft Corporation                         Toshiba America Information
                                                     Systems, Inc.
                                                   Viking Components, Inc.

         For the fiscal years ended July 31, 2000, 1999 and 1998, sales of products manufactured by Compaq, Hewlett-Packard and Toshiba collectively comprised approximately 33%, 43% and 49%, respectively, of our revenues. In fiscal years ended July 31, 2000, 1999 and 1998, sales of products manufactured by Toshiba accounted for approximately 19%, 9%, and 18%, respectively, of revenue, substantially all of which were sales of notebook computers and related accessories. Also in these fiscal years, sales of products manufactured by Compaq accounted for 13%, 25%, and 21%, respectively, of revenue. The total dollar volume of products purchased directly from manufacturers, as opposed to distributors or resellers, was approximately $122 million, $118 million, and $92 million for the fiscal years ended July 31, 2000, 1999, and 1998, respectively, and as a percentage of total cost of products sold was approximately 48%, 61%, and 55%, respectively.

         We have entered into agreements with our principal suppliers that include provisions providing for periodic renewals and permitting termination by the vendor without cause, generally upon 30 to 90 days written notice, depending upon the vendor. Compaq, Hewlett-Packard, and Toshiba have regularly renewed their respective agreements us, although there can be no assurance that the regular renewal of our dealer agreements will continue. The termination, or non-renewal, of any or all of these dealer agreements would materially adversely affect our business. We, however, are not aware of any reason for the termination, or non-renewal, of any of those dealer agreements and believe that our relationships with Compaq, Hewlett-Packard, and Toshiba are satisfactory.

         We are dependent upon the continued supply of products from its suppliers, particularly Compaq, Hewlett-Packard and Toshiba. Historically certain suppliers occasionally experience shortages of select products that render them unavailable or necessitate product allocations among resellers. Each fiscal year, the Company has experienced product shortages, particularly related to newer models. We believe that product availability issues are as a result of the present dynamics of the personal computer industry as a whole, which include high customer product demand, shortened product life cycles and increased frequency of new product introductions into the marketplace. While there can be no assurance that product unavailability or product allocation, or both, will not increase in fiscal 2001, the impact of such an interruption is not expected to be unduly troublesome due to the breadth of alternative product lines available to the Company.

         We seek to obtain volume discounts for large customer orders directly from manufacturers and through aggregators and distributors.

         Most of our major product manufacturers provide price protection for a limited time period as well as stock balancing rights, by way of credits or refunds, against price reductions by the supplier between the time of the initial sale to the Company and the subsequent sale by the Company to our customers. During fiscal 2000 certain manufacturers reduced the period for which they provide price protection and stock balancing rights. There can be no assurance that manufacturers will not further limit or eliminate price protection and stock balancing rights in the future.

Customers

         We grant credit to customers meeting specified criteria and maintain a centralized credit department that reviews credit applications. Accounts are regularly monitored for collectibility and appropriate action is taken upon indication of risk.

     We believe that we benefit from our long-standing relationships with many of our customers, providing opportunities for continued sales and services. We believe that our broad range of capabilities with respect to both products and services is attractive to companies of all sizes. Although we target companies outside the Fortune 500 as one part of our strategy, we have sold, and anticipate that we will continue to sell, to some of the largest companies in the United States. For the fiscal years ended July 31, 2000, 1999 and 1998, no one customer accounted for more than 10% of our total revenue. Some of our significant commercial customers currently include Bysis Fund Services, Inc., Cabletron Systems Inc., Sterling Doubleday Enterprises (New York Mets), Reuters America Inc., Vytra Choice Care, Inc., United Nations International Children's Emergency Fund and the United Parcel Services, Inc.

         Our return policy generally allows customers to return hardware and unopened software, without restocking charges, within 30 days of the original invoice date, subject to advance approval and certain other conditions. We are generally able to return defective merchandise returned from customers to the vendor.

Sales and Marketing

         Our sales are generated primarily by our 77 person sales force. Our sales representatives generally are responsible for meeting all of our customers' product and service needs and are supervised by sales managers with significant industry experience. The sales managers are responsible for overseeing sales representative training, establishing sales objectives and monitoring account management principles and procedures. Sales representatives attend seminars conducted by manufacturers' representatives at our facilities, at which our new and existing product and service offerings are discussed.

         Our sales representatives are assisted by technical personnel who support and supplement the sales efforts. The responsibilities of technical support personnel include answering preliminary inquiries from customers regarding systems design, and on-site visits to customers' facilities. At customers' facilities, the technical personnel gather information necessary to assist customers in making informed decisions regarding their information systems. Such data include the nature of the customer's current information systems, the existing hardware and networking environment, the customer's level of expertise and its applications needs.

         We believe that our name is widely recognized for high quality, competitively priced products and services. In 1998 we adopted a new logo that appears on all of our marketing materials and other corporate literature. The logo includes the phrase "Manchester, the Answer" to emphasize our position as a knowledgeable resource for networking and computer solutions for our customers. We promote name recognition and the sale of our products and services through regional business directories, trade magazine advertisements, radio advertisements, direct mailings to customers and participation in computer trade shows and special events. We advertise at numerous sporting events in the New York metropolitan region, including full page four-color advertisements in yearbooks and/or program guides for sports teams such as the New York Mets, the New York Knicks and the New York Rangers. We also promote interest in our products and services through our website on the Internet, and have expanded our website information to provide an electronic catalog of our products and services. Several manufacturers offer market development funds, cooperative advertising and other promotional programs, on which the we rely to partially fund many of our advertising and promotional campaigns.

         Sales force training is an integral part of the our strategy to increase our focus on providing value-added services. As client/server-based systems, applications and network capabilities grow in complexity, the need for technically knowledgeable sales personnel becomes critical to the sale of value-added services. Accordingly, we have expanded our training capabilities at one of our Long Island facilities to conduct seminars for sales representatives. The seminars address such topics as general developments in the computer industry, systems integration services and our management information systems. We utilize our technical personnel to conduct such seminars and may hire additional dedicated trainers as needed.

Management Information Systems

         We currently use an IBM AS/400 integrated management information system, which is an on-line system enabling instantaneous access. We maintain a proprietary inventory management system on our computer system pursuant to which product purchases and sales are continually tracked and analyzed. Our computer system is also used for accounting, billing and invoicing.

         Our information system assists management in maintaining controls over the our inventory and receivables. Manchester's average inventory turnover was 34, 22, and 17 times for the fiscal years ended July 31, 2000, 1999 and 1998, respectively, and we experienced bad debt expense of less than .3% of revenue in each of these years.

         During the fiscal year ended July 31, 2000, we invested in our management information systems, including upgrading and expanding the IBM AS/400 system, enhancing and modifying our client/server-based management system to track services rendered for customers, and upgrading servers and network infrastructures for our headquarters. We utilize experienced in-house technical personnel, assisted by our senior engineers, to upgrade and integrate additional functions into our management information systems.

Competition

         The computer industry is characterized by intense competition. We directly compete with local, regional and national systems integrators, value-added resellers and distributors as well as with certain computer manufacturers that market through direct sales forces and/or the Internet. The computer industry has recently experienced a significant amount of consolidation through mergers and acquisitions, and manufacturers of personal computers may increase competition by offering a range of services in addition to their current product and service offerings. In the future, we may face further competition from new market entrants, possible alliances between existing competitors. In addition, certain suppliers and manufacturers may choose to market products directly through a direct sales force and/or the Internet rather than, or in addition to channel distribution, and may also choose to market services, such as repair and configuration services, directly to end users. Some of our competitors have, or may have, greater financial, marketing and other resources, and may offer a broader range of products and services, than us. As a result, they may be able to respond more quickly to new or emerging technologies or changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing or devote greater resources to the promotion of their products and services. We may not be able to compete successfully in the future with these or other current or potential competitors.

     Our ability to compete successfully depends on a number of factors such as breadth of product and service offerings, sales and marketing efforts, product and service pricing, and quality and reliability of services. In addition, product margins may decline due to pricing to win new business and increasing pricing pressures from competition. We believe that gross margins will continue to be reactive to industry-wide changes. Future profitability will depend on our ability to increase focus on providing technical service and support to customers, competition, manufacturer pricing strategies, as well as our control of operating expenses, product availability, and effective utilization of vendor programs. It will also depend on the ability to attract and retain quality service personnel and sales representatives while effectively managing the utilization of such personnel and representatives. There can be no assurance that we will be able to attract and retain such skilled personnel and representatives. The loss of a significant number of our existing technical personnel or sales representatives or difficulty in hiring or retaining additional technical personnel or sales representatives or reclassification of our sales representatives as employees could have a material adverse effect on our business, results of operations and financial condition.

Subsidiaries

         Electrograph Systems, Inc.

         Electrograph Systems, Inc., ("Electrograph") is a national value-added wholesale distributor of display technology solutions, and the largest wholesale distributor of plasma display monitors in the United States. Electrograph offers a full range of display technology solutions for dealers and system integrators through the U.S. and Europe. Products include LCD flat panel, CRT and plasma display monitors, portable and fixed installation projectors, touch screen monitors, and customer monitor integration solutions. In addition to Electrograph's worldwide distribution of display technology solutions, Electrograph also manufactures a complete line of LCD flat panel and plasma display monitors. Electrograph is headquartered in Hauppauge, New York with branch offices throughout the U.S. and in Europe.

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

         While Electrograph distributes products of more than 15 suppliers, approximately 30%, 27%, 14% and 8% of Electrograph's purchases in fiscal 2000 were derived from products manufactured by Pioneer, NEC, Fujitsu and Mitsubishi, respectively, Electrograph's largest suppliers.

         Electrograph's distribution operations are currently conducted from two distribution centers in Hauppauge, New York and Long Beach, California. Electrograph also maintains sales offices in Timonium, Maryland, Northville, New York and Long Beach, California.

Acquisition

         Texport Technology Group, Inc. and Learning Technology Group, LLC

         On March 22, 2000, we acquired all of the outstanding ownership interests of Texport Technology Group, Inc. ("Texport") and Learning Technology Group, LLC ("LTG"), affiliated entities engaged in reselling and providing of microcomputer services and peripherals to companies in the greater Rochester, New York area. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $0.4 million plus potential future contingent payments. Contingent payments of up to $750,000 will be payable on each of March 22, 2001 and 2002 based upon achieving certain agreed-upon increases in revenue and pretax earnings for each of the next two, one-year periods from the date of closing. The cash payment was made from our cash balances. The selling owners received employment agreements that also provided for the issuance of 10,000 shares of common stock. The fair value of the common stock, amounting to $61,250, was recorded as deferred compensation and is being expensed over the three-year vesting period. In connection with the acquisition, we assumed approximately $648,000 of bank debt, which was subsequently repaid.

         Operating results of Texport and LTG are included in the consolidated statement of income from the date of acquisition. The estimated fair value of assets and liabilities acquired was $1.6 million and $2.2 million, respectively. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was approximately $995,000, which is being amortized on a straight-line basis over 20 years.

Employees

         At August 31, 2000, we had 363 full-time employees consisting of 55 sales representatives, 48 management personnel, 105 technical personnel and 155 distribution and clerical personnel. In addition, at August 31, 2000, we had 22 independent sales representatives. We are not a party to any collective bargaining agreements and believe our relations with our employees are good.

         The Company is highly dependent upon the services of the members of its senior management team, particularly Barry R. Steinberg, the Company's founder, Chairman of the Board, President and Chief Executive Officer, and Joel G.
Stemple, Ph.D., the Company's Executive Vice President. The loss of either member of the Company's senior management team may have a material adverse effect on its business.
                                       10

Intellectual Property

         We own, or have pending, several federally registered service marks with respect to our name and logo. Most of our various dealer agreements permit us to refer to ourselves as an "authorized dealer" of the products of those manufacturers and to use their trademarks and trade names for marketing purposes. We consider the use of these trademarks and trade names in our marketing to be important to our business.

ITEM 2. Properties

Properties

         We currently have ten sales branches nationwide including the corporate headquarters located in Hauppauge, New York. The following table identifies the principal leased facilities.

                                                          Approximate
                                                          Square Footage                    Lease
Facility              Location                       Office            Warehouse        Expiration Date

Corporate             160 Oser Avenue (1)(2)
Headquarters          Hauppauge, NY                   30,000                -           July 2000

Warehouse and         40 and 50 Marcus Blvd. (1)                                        October 2005 (40)
Service Center        Hauppauge, NY                   20,000           43,000           January 2008 (50)

New York City         469 Seventh Avenue
Sales Office          New York, NY                    13,000                -           October  2007

Boca Raton, FL        185 N.W. Spanish River Blvd.
Sales Office          Boca Raton, FL                   6,000                -           November 2002

Boston                25-27 Christina Street
Sales Office          Newton, MA                       3,000                -           October 2002

Baltimore, MD         3832 Falls Rd.
Sales office          Baltimore, MD                    8,000            2,000           January 2002

Washington, D.C.      5001 Forbes Blvd.                3,000                -           February 2003
Sales office          Lanham, MD

Rochester, NY         106 Despatch Dr.                 3,500            6,500           February 2004
Sales office          Rochester, NY

Electrograph          175 Commerce Drive
Corporate HQ          Hauppauge, NY                    5,000            5,000           June 2002

Electrograph,
Timonium, MD          57 W. Timonium Rd.
Sales Office          Timonium, MD                       650                -           December 2000





(1) Leased from entities controlled by or affiliated with certain of our executive officers, directors and principal shareholders. Effective with the consummation of our initial public offering in November 1996, the leases with related parties were amended to provide terms comparable to those that could be obtained from independent third parties.

(2) The Company continues to occupy this space while negotiating the terms of a lease renewal.

ITEM 3. Legal Proceedings

         On January 12, 1998, we announced that we had reached an agreement in principle settling the Shareholder Securities Class Action ("Lawsuit") filed against the Company and certain of our officers in March 1997. The settlement, which was approved by the Court on June 15, 1998, resulted in the distribution of $1,350,000 minus approved attorney's fees and related expenses, to purchasers of the Company's common stock in the our initial public offering, and during the period fromNovember 26, 1996 to February 13, 1997. The entire $1,350,000 cash settlement was paid by our insurance carrier.

         The settlement included a release of all claims that were asserted or that could have been asserted in the Lawsuit against the Company and its officers and directors. We agreed to the settlement solely to avoid the expense, burdens and uncertainties of further litigation and continue to deny that we have any liability on account of the matters asserted in the litigation or that the Plaintiffs' claims have merit.

         We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based on advice from its legal counsel, the ultimate disposition of these matters will not have a material adverse effect.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended July 31, 2000.

                                     PART II

ITEM 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

         Our Common Stock commenced trading on November 26, 1996 and is traded on the NASDAQ National Market(R) under the symbol MANC. The following table sets forth the quarterly high and low sale prices for the Common Stock as reported by the NASDAQ National Market.

                Fiscal Year 1999                     High             Low
                ----------------                     ----             ---
                First Quarter                         3-1/2           2-11/16
                Second Quarter                        9-1/4           2-1/2
                Third Quarter                         5-3/8           2-3/16
                Fourth Quarter                        3-3/4           2-7/16

                Fiscal Year 2000
                ----------------
                First Quarter                         4-1/2           2-1/4
                Second Quarter                        8               3
                Third Quarter                         9-1/8           3-7/8
                Fourth Quarter                        6-15/16         3-1/8





     On October 20, 2000, the closing sale price for the Company's Common Stock was $3.688 per share. As of October 20, 2000 there were 45 shareholders of record of the Company's Common Stock. The Company believes that there are in excess of 500 beneficial holders of its common stock.

         Manchester has never declared or paid any dividends to shareholders. At this time we intend to continue our policy of retaining earnings for the continued development and expansion of our business.

ITEM 6.  Selected Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (in thousands, except per share amounts)

         The selected consolidated financial data presented below are derived from our audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                           Fiscal Year Ended July 31,
                                        2000            1999         1998           1997         1996
                                        ----            ----         ----           ----         ----

Income Statement Data:
  Revenue                              $300,073       $228,641     $202,530       $187,801     $ 189,659
  Cost of revenue                       260,236        195,423      171,930        161,186       163,128
                                        -------        -------      -------        -------     ---------
  Gross profit                           39,837         33,218       30,600         26,615        26,531
  Selling, general and
    administrative expenses              33,539         29,849       27,414         21,023        22,598
                                         ------         ------       ------         ------     ---------
Income from operations                    6,298          3,369        3,186          5,592         3,933
Interest and other income
  (expenses), net                           602            404          546            395          (365)
Provision for income taxes                2,800          1,590        1,560          2,450         1,430(1)
                                          -----          -----        -----          -----         -----
Net income                               $4,100         $2,183       $2,172         $3,537     $   2,138(1)
                                          =====          =====        =====          =====     =========
Net income per share:
   Basic                                 $0.51           $0.27        $0.26          $0.45    $    0 .34(1)
                                          ====            ====         ====           ====    ==========
   Diluted                               $0.50           $0.27        $0.26          $0.45    $    0 .34(1)
                                          ====            ====         ====           ====    ==========
Weighted average shares of common stock outstanding:
    Basic                                 8,108          8,096        8,494          7,779         6,247
                                          =====          =====        =====          =====         =====
    Diluted                               8,228          8,096        8,499          7,779         6,247
                                          =====          =====        =====          =====         =====

                                                                   July 31,
                                                                   --------
                                           2000          1999     1998               1997         1996
                                           ----          ----     ----               ----         ----
Balance Sheet Data:
  Working capital                       $30,453        $27,461      $26,112        $30,578       $ 9,841
  Total assets                           74,573         61,778       56,894         58,208        37,761
  Short-term debt, including
    current maturities of
    capital lease obligation                 18             85           82          1,637         6,952
  Capital lease obligation, excluding
     current maturities                       -              -            -             77           175
  Redeemable common stock(2)                  -              -            -              -         4,739
  Shareholders' equity                   44,263         39,586       37,345         36,877         8,175

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

(2) Represents the aggregate amounts payable by us to redeem shares of common stock under the shareholder put right and shareholders' agreements between the Company and certain shareholders. See note 11 of notes to the consolidated financial statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of financial condition and results of operations of Manchester should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report. The following discussion contains certain forward-looking statements within the meaning of Securities Act of 1933 as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in those forward-looking statements. These risks and uncertainties include, but are not limited to those set forth below and the risk factors described in the Company's other filings from time to time with the Securities and Exchange Commission.

General

         We are an integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. We offer our customers single-source solutions customized to their information systems needs by integrating analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. To date, most of our revenues have been derived from product sales. We generally do not develop or sell software products. However, certain computer hardware products sold by us are loaded with prepackaged software products.

         The computer industry is characterized by a number of potentially adverse business conditions, including pricing pressures, evolving distribution channels, market consolidation and a potential decline in the rate of growth in sales of personal computers. Heightened price competition among various hardware manufacturers may result in reduced per unit revenue and declining gross profit margins. As a result of the intense price competition within our industry, we have experienced increasing pressure on our gross profit and operating margins with respect to our sale of products. Our inability to compete successfully on the pricing of products sold, or a continuing decline in gross margins on products sold due to adverse industry conditions or competition, may have a material adverse effect on our business, financial condition and results of operations.

         An integral part of our strategy is to increase our value-added services revenue. These services generally provide higher operating margins than those associated with the sale of products. This strategy requires us, among other things, to attract and retain highly skilled technical employees in a competitive labor market, provide additional training to our sales representatives and enhance our existing service management system. We can't predict whether we will be successful in increasing our focus on providing value-added services, and the failure to do so may have a material adverse effect on our business, results of operations and financial condition.

         Our strategy also includes expanding our presence in the New York metropolitan area by increasing our sales and service capabilities in our New York City office and enlarging our sales, service and training capabilities at our Long Island headquarters as well as expanding geographically into growing business centers in the eastern half of the United States. We can't assure you that the expansion of our New York metropolitan area operations will increase profits generated by such operations, that the opening of new offices will prove profitable, or that these expansion plans will not substantially increase future capital expenditures or other expenditures. The failure of this component of our strategy may materially adversely affect our business, results of operations and financial condition.

         To date, our success has been based primarily upon sales in the New York Metropolitan area. Our strategy, encompassing the expansion of service offerings, the expansion of existing offices and the establishment of new regional offices, has challenged and will continue to challenge our senior management and infrastructure. We can't predict our ability to respond to these challenges. If we fail to effectively manage our planned growth, there may be a material adverse effect on our business, results of operations and financial condition.

         In addition, the success of our strategy depends in large part upon our ability to attract and retain highly skilled technical personnel and sales representatives, including independent sales representatives, in a very competitive labor market. Our ability to grow our service offerings has been somewhat limited by a shortage of qualified personnel, and we can't assure you that we will be able to attract and retain such skilled personnel and representatives. The loss of a significant number of our existing technical personnel or sales representatives, difficulty in hiring or retaining additional technical personnel or sales representatives, or reclassification of our sales representatives as employees may have a material adverse effect on our business, results of operations and financial condition.

         The computer industry is characterized by intense competition. We directly compete with local, regional and national systems integrators, value-added resellers and distributors as well as with certain computer manufacturers that market through direct sales forces and/or the Internet. The computer industry has recently experienced a significant amount of consolidation through mergers and acquisitions, and manufacturers of personal computers may increase competition by offering a range of services in addition to their current product and service offerings. In the future, we may face further competition from new market entrants and possible alliances between existing competitors. In addition, certain suppliers and manufacturers may choose to market products directly to end users through a direct sales force and/or the Internet rather than or in addition to channel distribution, and may also choose to market services, such as repair and configuration services, directly to end users. Some of our competitors have or may have, greater financial, marketing and other resources, and may offer a broader range of products and services, than us. As a result, they may be able to respond more quickly to new or emerging technologies or changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing or devote greater resources to the promotion of their products and services. We may not be able to compete successfully in the future with these or other current or potential competitors.

         Our business is dependent upon our relationships with major manufacturers and distributors in the computer industry. Many aspects of our business are affected by our relationships with major manufacturers, including product availability, pricing and related terms, and reseller authorizations. The increasing demand for personal computers and ancillary equipment has resulted in significant products shortages from time to time, because manufacturers have been unable to produce sufficient quantities of certain products to meet demand. We can't predict that manufacturers will maintain an adequate supply of these products to satisfy all the orders of our customers or that, during periods of increased demand, manufacturers will provide products to us, even if available, or at discounts previously offered to us. In addition, we can't assure you that the pricing and related terms offered by major manufacturers will not adversely change in the future. Our failure to obtain an adequate supply of products, the loss of a major manufacturer, the deterioration of our relationship with a major manufacturer or our inability in the future to develop new relationships with other manufacturers may have a material adverse effect on our business, financial condition and results of operations.

         Certain manufacturers offer market development funds, cooperative advertising and other promotional programs to systems integrators, distributors and computer resellers. We rely on these funds for many of our advertising and promotional campaigns. In recent years, manufacturers have generally reduced their level of support with respect to these programs, which has required us to increasing spending of our own funds to obtain the same level of advertising and promotion. If manufacturers continue to reduce their level of support for these programs, or discontinue them altogether, we would have to further increase our advertising and promotion spending, which may have a material adverse effect on our business, financial condition and results of operations.

         Our profitability has been affected by our ability to obtain volume discounts from certain manufacturers, which has been dependent, in part, upon our ability to sell large quantities of products to computer resellers, including value added resellers. Our sales to resellers have been made at profit margins generally less favorable than our sales directly to commercial customers. Our inability to sell products to computer resellers and thereby obtain the desired volume discounts from manufacturers or to expand our sales to commercial customers sufficiently to offset our need to rely on sales to computer resellers may have a material adverse effect on our business, financial conditions and results of operations.

         The markets for our products and services are characterized by rapidly changing technology and frequent introduction of new hardware and software products and services. This may render many existing products and services noncompetitive, less profitable or obsolete. Our continued success will depend on our ability to keep pace with the technological developments of new products and services and to address increasingly sophisticated customer requirements. Our success will also depend upon our abilities to address the technical requirements of our customers arising from new generations of computer technologies, to obtain these new products from present or future suppliers and vendors at reasonable costs, to educate and train our employees as well as our customers with respect to these new products or services and to integrate effectively and efficiently these new products into both our internal systems and systems developed for our customers. We may not be successful in identifying, developing and marketing product and service developments or enhancements in response to these technological changes. Our failure to respond effectively to these technological changes may have a material adverse effect on our business, financial condition and results of operations.

         Rapid product improvement and technological change characterize the computer industry. This results in relatively short product life cycles and rapid product obsolescence, which can place inventory at considerable valuation risk. Certain of our suppliers provide price protection to us, which is intended to reduce the risk of inventory devaluation due to price reductions on current products. Certain of our suppliers also provide stock balancing to us pursuant to which we are able to return unsold inventory to a supplier as a partial credit against payment for new products. There are often restrictions on the dollar amount of inventory that we can return at any one time. Price protection and stock balancing may not be available to us in the future, and, even if available, these measures may not provide complete protection against the risk of excess or obsolete inventories. During fiscal 2000, certain manufacturers reduced the period for which they provide price protection and stock balancing rights. Although we maintain a sophisticated proprietary inventory management system, we can't assure you that we will continue to successfully manage our existing and future inventory. Our failure to successfully manage our current or future inventory may have a material adverse effect on our business, financial conditions and results of operations.

         Our strategy envisions that part of our future growth will come from making acquisitions consistent with our strategy. There can be no assurance that we will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to us, or to integrate the operations of such acquired businesses with our operations. Certain of these acquisitions may be of significant size and may include assets that are outside our geographic territories or are ancillary to our core business strategy.

         Our quarterly revenue and operating results have varied significantly in the past and are expected to continue to do so in the future. Quarterly revenue and operating results generally fluctuate as a result of the demand for our products and services, the introduction of new hardware and software technologies with improved features, the introduction of new services by us and our competitors, changes in the level of our operating expenses, competitive conditions and economic conditions. In particular, we have increased certain of our fixed operating expenses, including a significant increase in personnel, as part of our strategy to increase our focus on providing systems integration and other higher margin and value added services. As a result, we believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not necessarily indicative of results to be expected for a full fiscal year.

         As a result of the rapid changes which are taking place in computer and networking technologies, product life cycles are short. Accordingly, our product offerings change constantly. Prices of products change with generally higher prices early in the life cycle of the product and lower prices near the end of the product's life cycle. The computer industry has experienced rapid declines in average selling prices of personal computers. In some instances, we have been able to offset these price declines with increases in units shipped. There can be no assurance that average selling prices will not decline or that we will be able to offset declines in average selling prices with increases in units shipped.

         Most of the personal computers we sell utilize operating systems developed by Microsoft Corporation. The United States Department of Justice has brought a successful antitrust action against Microsoft, which could delay the introduction and distribution of Microsoft products. The potential unavailability of Microsoft products could have a material adverse effect on our business, results of operations and financial condition.

         We lease certain warehouses and offices from entities that are owned or controlled by our majority shareholder. Each of the leases with related parties has been amended effective with the closing of our initial public offering in December 1996 to reduce the rent payable under that lease to then current market rates.

Impact of Year 2000

         In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date change. Expenses in connection with remediating our systems were not significant. We are not aware of any material problems resulting from Year 2000 issues, either with our internal systems or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

E-Commerce

         On February 16, 2000, we launched our enhanced website and electronic commerce system. The new site, located at www.e-manchester.com allows both existing customers, corporate shoppers and others to find product specifications, compare products, check price and availability and place and track orders quickly and easily 24 hours a day seven days a week. We have made, and expect to continue to make, significant investments and improvements in our e-commerce capabilities. There can be no assurance that we will be successful in enhancing and increasing our business through our expanded Internet presence.

         On June 25, 1999, we announced the launch of a new consumer products on-line super store, Marketplace4U.com ("MP4U"). MP4U offers products in categories such as consumer electronics, automotive accessories and outdoor and camping equipment from its main and outlet stores. The main store offers top brand products at competitive prices; the outlet store offers top name brand factory refurbished, warranteed products at even greater savings. To date revenue from MP4U is immaterial. There can be no assurance that MP4U will generate significant revenue or that any of the on-line stores will operate profitably.

Recent Acquisition

         On March 22, 2000, we acquired all of the outstanding ownership interests of Texport Technology Group, Inc. ("Texport") and Learning Technology Group, LLC ("LTG"), affiliated entities engaged in reselling and providing of microcomputer services and peripherals to companies in the greater Rochester, New York area. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $0.4 million plus potential future contingent payments. Contingent payments of up to $750,000 will be payable on each of March 22, 2001 and 2002 based upon achieving certain agreed-upon increases in revenue and pretax earnings for each of the next two, one-year periods from the date of closing. The cash payment was made from our cash balances. The selling owners received employment agreements that also provided for the issuance of 10,000 shares of common stock. The fair value of the common stock, amounting to $61,250, was recorded as deferred compensation and is being expensed over the three-year vesting period. In connection with the acquisition, we assumed approximately $648,000 of bank debt, which was subsequently repaid.

         Operating results of Texport and LTG are included in the consolidated statement of income from the date of acquisition. The estimated fair value of assets and liabilities acquired was $1.6 million and $2.2 million, respectively. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was approximately $995,000, which is being amortized on a straight-line basis over 20 years.
Results of Operations

         The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of income expressed as a percentage of related revenue or total revenue.

                                                     Percentage of Revenue
                                                     the Year Ended July 31,
                                                  2000         1999        1998
                                                  ----         ----        ----
Revenue
         Products                                  97.6%        97.0%      97.4%
         Services                                   2.4          3.0        2.6
                                                    ---          ---        ---
                                                  100.0        100.0      100.0
                                                  -----        -----      -----
Cost of revenue
         Products                                  87.2         86.1       85.2
         Services                                  66.0         65.3       72.1
                                                   ----         ----       ----
                                                   86.7         85.5       84.9
                                                   ----         ----       ----

Product gross profit                               12.8         13.9       14.8
Services gross profit                              34.0         34.7       27.9
                                                   ----         ----       ----
         Gross profit                              13.3         14.5       15.1

Selling, general and administrative expenses       11.2         13.0       13.5
                                                   ----         ----       ----
Income from operations                              2.1          1.5        1.6
Interest and other income, net                      0.2          0.2        0.3
                                                    ---          ---        ---
Income before income taxes                          2.3          1.7        1.9
Provision for income taxes                          0.9          0.7        0.8
                                                    ---          ---        ---
Net income                                          1.4%         1.0%       1.1%
                                                    ===          ===        ===

Year Ended July 31, 2000 Compared to Year Ended July 31, 1999

         Revenue. Our revenue increased $71.4 million or 31.2% from $228.6 million in fiscal 1999 to $300.1 million for fiscal 2000. Revenue from product sales increased by $71.3 million (32.1%) primarily due to higher revenue generated from the Company's wholly-owned subsidiaries, Electrograph Systems, Inc. ("Electrograph") and Texport Technology Group, Inc. (Texport), which was acquired on March 22, 2000, as well as increases in the number of personal computers shipped and higher average selling prices for personal computers. Services revenue increased by $180,000, or 2.6%, reflecting our continued emphasis on providing services.

         Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit increased by $6.6 million or 19.9% from $33.2 million for fiscal 1999 to $39.8 million for fiscal 2000. Gross profit from the sale of products increased by $6.6 million or 21.4% due primarily to increases in revenue partially offset by generally lower margins on products resulting from the highly competitive environment for computer products. Gross profit generated through service offerings increased by $15,000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.7 million or 12.4% from $29.8 million in fiscal 1999 to $33.5 million in fiscal 2000. This increase primarily relates to higher operating and personnel costs at Electrograph and Coastal as well as operating costs from Texport which was acquired on March 22, 2000. In addition, we incurred higher advertising, depreciation and commission costs in fiscal 2000 partially offset by a recovery of bad debt expenses.

     Other Income. Interest income increased due to higher cash balances available for investment and higher interest rates.

         Provision for Income Taxes. Our effective income tax rate decreased from 42.1% in fiscal 1999 to 40.6% in fiscal 2000 primarily due to the lower percentage of non-taxable interest income and the non-deductible amortization of goodwill to the current year taxable income as compared to that of the prior year.

 Year Ended July 31, 1999 Compared to Year Ended July 31, 1998

         Revenue. Our revenue increased $26.1 million or 12.9% from $202.5 million in fiscal 1998 to $228.6 million for fiscal 1999. Revenue from product sales increased by $24.5 million (12.4%) primarily due to higher revenue generated from our wholly-owned subsidiaries, Electrograph Systems, Inc. ("Electrograph") which was acquired on April 25, 1997 and Coastal Office Products, Inc., which was acquired on January 2, 1998, as well as increases in the number of personal computers shipped. These increases were partially offset by lower average selling prices for personal computers. Services revenue increased by $1.6 million, or 29.7%, reflecting the Company's continued emphasis on providing services.

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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.4 million or 8.9% from $27.4 million in fiscal 1998 to $29.8 million in fiscal 1999. This increase primarily relates to higher personnel costs associated with enhancing the Company's e-commerce capabilities and building the infrastructure to provide Internet based solutions to our customers. We also experienced higher operating costs at Electrograph and Coastal as well as higher advertising, depreciation and rent expenses in fiscal 1999.

     Other Income. Interest income decreased due to lower cash balances available for investment.

         Provision for Income Taxes. Our effective income tax rate increased slightly from 41.8% in fiscal 1998 to 42.1% in fiscal 1999 primarily due to non-deductible amortization of goodwill associated with the Coastal acquisition.

Liquidity and Capital Resources

       Our primary sources of financing in fiscal 2000 have been internally generated working capital from profitable operations and a line of credit from a financial institution.

     For the year ended July 31, 2000, cash provided by operating activities was $13.2 million consisting primarily of net income and non cash charges (principally depreciation and amortization), increases in accounts payable and accrued expenses, a decrease in inventory, partially offset by an increase in accounts receivable. Our accounts receivable and accounts payable and accrued expenses balances, as well as our investment in inventory, can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, our experience is that increases in accounts receivable, and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels. During the year ended July 31, 2000, we used approximately $1.7 million for capital expenditures, $179,000 (net of cash acquired of $221,000) for the purchase of Texport Technology Group, Inc. and $742,000 for the repayment of debt. In addition, $671,000 was used to purchase and retire common stock partially offset by $414,000 received in connection with the exercise of employee stock options.

       We have an available line of credit with financial institutions in the aggregate amount of $15.0 million. At July 31, 2000, no amounts were outstanding under this line.

       We believe that our current balances in cash and cash equivalents, expected cash flows from operations and available borrowings under the lines of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 2001. We currently have no material commitments for capital expenditures. Future capital requirements include those for the growth of working capital items such as accounts receivable and inventory, the purchase of equipment and expansion of facilities, potential contingent acquisition payments of $1,500,000, as well as the possible opening of new offices and potential acquisitions.


Inflation

       We do not believe that inflation has had a material effect on our operations.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is not exposed to significant market risk.


ITEM 8.  Financial Statements and Supplementary Data

See Item 14.

ITEM  9.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and
           Financial Disclosure

None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

         The following table sets forth information concerning each of the directors and executive officers of the Company:

Name                                Age                     Position
----                                ---                     --------

Barry R. Steinberg                  58            Chairman of the Board, President, Chief
                                                    Executive Officer and Director

Joel G. Stemple, Ph.D               58            Executive Vice President, Secretary and Director

Joseph Looney                       43            Vice President, Finance, Chief Financial Officer
                                                    and Assistant Secretary

Laura Fontana                       45            Vice President - Technical Services

Mark Glerum                         42            Vice President - Sales

Joel Rothlein, Esq.                 71            Director

Bert Rudofsky                       66            Director

Michael E. Russell                  53            Director

Julian Sandler                      56            Director

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

         Joseph Looney has served as the Company's Vice President, Finance since January 2000 and as the Company's Chief Financial Officer since May 1996 and as Assistant Secretary since April 1999. From 1984 until joining the Company, Mr. Looney served in various positions with KPMG LLP, including Senior Audit Manager at the end of his tenure at such firm. Mr. Looney is a Certified Public Accountant, a member of the AICPA, the New York State Society of Certified Public Accountants and the Institute of Internal Auditors.

         Laura Fontana has served as Vice President - Technical Services since January 2000 and as Director of Technical Services since January 1999. A twenty-year Manchester veteran, Ms. Fontana had previously managed the sales organization and been largely responsible for the design of sales, product information, and automated order-processing systems. She received her B.A. from Dowling College.

     Mark Glerum has served as Vice President - Sales since January 2000. Mr. Glerum joined Manchester in January 1999 as Manager of the New York City Sales office. He became National Sales Manager in September 1999. Prior to joining Manchester, Mr. Glerum spent twelve years at Toshiba America, Inc., most recently as Regional Sales Manager. Mr. Glerum received his Bachelor's Degree in Business Administration from Alfred University.

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

Section 16(a) Beneficial Reporting Compliance
         Section 16 of the Securities Exchange Act of 1934, as amended, requires that officers, directors and holders of more than 10% of the Common Stock (collectively, "Reporting Persons") file reports of their trading in our equity securities with the Securities and Exchange Commission. Based on a review of
Section 16 forms filed by the Reporting Persons during the fiscal year ended July 31, 2000, we believe that the Reporting Persons timely complied with all applicable Section 16 filing requirements.

ITEM 11.      Executive Compensation.

         The following table sets forth a summary of the compensation paid or accrued by the Company during the fiscal years ended July 31, 2000, 1999, and 1998 to the Company's Chief Executive Officer and the other executive officers whose compensation exceeded $100,000 (collectively, the "Named Executive Officers"):

                           Summary Compensation Table
                                                                                   Long Term
                                                                                   Compensation
                                                                                   ------------
                                                                                    Common Stock
                                    Annual Compensation            Other Annual    Underlying            All Other
Principal Position              Year       Salary       Bonus      Compensation(1) Options              Compensation
------------------              ----       ------       -----      -----------------------              ------------

Barry R. Steinberg,             2000       $650,000     $485,248     $58,707(2)             -                  -
 President  and Chief           1999       $650,000            -     $23,806(2)             -                  -
 Executive Officer              1998       $550,000            -     $37,031(2)             -                  -

Joel G. Stemple, Executive      2000       $450,000     $242,624     $31,375 (3)            -                  -
 Vice President and             1999       $450,000            -     $13,881 (3)            -                  -
  Secretary                     1998       $450,000            -     $22,194 (3)             -                  -

Joseph Looney, Chief            2000       $220,000      $80,875     $11,025(4)             -                  -
 Financial Officer, Vice        1999       $200,000      $15,000     $15,061(4)
President, Finance and          1998       $140,394      $40,000     $13,677(4)        70,000(5)               -
Assistant Secretary

Laura Fontana, Vice             2000       $169,254      $38,683     $17,848(6)             -                  -
President - Technical Services

Mark Glerum, Vice               2000       $128,830      $35,866     $ 6,675            9,000(7)               -
President - Sales

No restricted stock awards, stock appreciation rights or long-term incentive plan awards (all as defined in the proxy regulations promulgated by the Securities and Exchange Commission) were awarded to, earned by, or paid to the Named Executive Officers during the fiscal year ended July 31, 2000.
------------------

(1) Includes in fiscal 2000 employer matching contributions to the Company's defined contribution plan of $5,100, $5,100, $5,100, and $5,048, for Mr. Steinberg, Mr. Stemple, Mr. Looney, and Ms. Fontana, respectively, fiscal 1999 employer matching contributions to the Company's defined contribution plan of $4,800, $4,800 and $4,960 for Messrs. Steinberg, Stemple, and Looney, respectively, fiscal 1998 employer matching contributions of $4,950, $4,800 and $3,477 for Messrs. Steinberg, Stemple and Looney, respectively.

 (2)  Includes $50,000 in 2000, $15,399 in 1999, and $32,081 in 1998 of premiums paid by the Company for a whole life insurance policy in the name of Mr. Steinberg having a face value of $2,600,000 and under which his daughters, on the one hand, and the Company, on the other hand, are beneficiaries and share equally in the death benefits payable under the policy.
 (3)  Includes $25,000 in 2000,  $7,606 in 1999, and $17,394 in 1998 of premiums paid by the Company for a whole life insurance policy in the name of Mr. Stemple having a face value of $1,300,000 and under which his spouse and the Company are beneficiaries and are entitled to $600,000 and $700,000, respectively, of the death benefits payable under the policy.
(4) Includes $5,000 in each of 2000, 1999 and 1998 of premiums paid by the Company for a whole life insurance policy in the name of Mr. Looney having a face value of $345,000 and under which his spouse and the Company are beneficiaries and are entitled to $100,000 and $245,000, respectively, of the death benefits payable under the policy.
(5) The grant of 70,000 options during fiscal 1998 represents a repricing of the 70,000 options granted to Mr. Looney during fiscal 1997.
(6) Includes $5,000 in 2000 of premiums paid by us for a whole life insurance policy in the name of Ms. Fontana having a face value of $589,000 and under which her minor child and the Company are beneficiaries and are entitled to $200,000 and $389,000, respectively, of death benefits payable under the policy.
(7)   See option grant table below.

         No bonus was paid for fiscal 1998 or 1999 to Mr. Steinberg. We continue to make available to Mr. Steinberg the auto use and deferred compensation benefits that he has historically received. Mr. Steinberg also participates in other benefits that we make generally available to our employees, such as medical and other insurance, and Mr. Steinberg is eligible to participate under the Company's stock option plan. In the event Mr. Steinberg's employment with us were terminated, he would not be precluded from competing with us.

         We have an employment agreement with Joel G. Stemple, Ph.D., under which Dr. Stemple received a base salary of $450,000. No bonus was paid for fiscal 1998 or 1999. Under the employment agreement, we provide Dr. Stemple with an automobile and certain deferred compensation benefits and provide Dr. Stemple with medical and other benefits generally offered by us to our employees. Dr. Stemple also is able to participate in our stock option plan. The employment agreement is terminable by either party on 90 days' prior notice. In the event we so terminate Dr. Stemple's employment, or we elect not to renew his employment agreement, he is entitled to severance equal to 12 months of his then current base salary. This severance will be payable in accordance with our customary payroll practices. Under the employment agreement, if Dr. Stemple terminates his employment, or we terminate his employment for cause, Dr. Stemple is prohibited, for a two-year period from such termination, from competing with us in the eastern half of the United States.

     The Compensation Committee of our Board of Directors determines compensation for our executive officers. Effective August 1, 2000, based upon the recommendation of the Compensation Committee, the annual base salaries of Mr. Steinberg, Mr. Stemple and Mr. Looney, Ms. Fontana and Mr. Glerum were set at $650,000, $450,000 $245,000, $196,000, and $175,000, respectively.

Option/SAR Grants in the Last Fiscal Year

     The following table sets forth certain information concerning options granted to the Named Executive Officers during the fiscal year ended July 31, 2000. No stock appreciation rights have been granted by the Company.

                        Option Grants During the Fiscal Year Ended July 31, 2000
                        --------------------------------------------------------

                    Number of        % of Total                                        Potential Realizable Value
                    Securities       Options                                           at Assumed Annual Rates
                    Underlying       Granted to        Exercise                        of  Stock Price Appreciation
                    Options          Employees in      Price           Expiration      for Option Term(2)
Name                Granted(1)       Fiscal Year       Per Share       Date            5%                10%
----                ----------       -----------       ---------       ----            --                ---

Mark Glerum         9,000               4%             $3.75           10/27/09        21,240            53,820

-------------

(1) Grant consists of ten year ISOs granted under the Option Plan, exercisable cumulatively at the annual rate of one third of the number of underlying shares, generally commencing two years from the date of grant.

(2) Amounts reported in this column represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission. Actual gains, if any, in option exercises are dependent on the time of such exercise and the future performance of the common stock.

Aggregated Options/SAR Exercises and Fiscal Year-end Options/SAR Value Table

         The following table sets forth information with respect to the number and value of exercisable and unexercisable options granted to the Named Executive Officers as of July 31, 2000. No options were exercised by the Named Executive Officers during the fiscal year ended July 31, 2000. No stock appreciation rights have been granted by the Company.


                                                       Number of Securities             Value of
                        Shares                         Underlying Unsecured             Unexercised In-the-Money
                        Acquired                       Options/SAR's at                 Options/SAR's at
                        or             Value           July 31, 2000                    July 31, 2000(1)
         Name           Exercised      Realized        Exercisable/Unexercisable        Exercisable/Unexercisable
         ----           ---------      --------        -------------------------        -------------------------

Joseph Looney                  -           -                     30,000/40,000                      $24,375/$32,500
Laura Fontana             20,000         $65,003                 10,000/40,000                       $8,125/$32,500
Mark Glerum                    -           -                           -/9,000                             -/$7,875

--------

(1) Based on the closing sale price of common stock as of July 31, 2000 ($4.625 per share) minus the applicable exercise price.

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

     d) Commencing August 1, 1998, and on each August 1 thereafter, each such director who has served on the Board since the preceding August 1 will be granted non-incentive options under the Plan to purchase 5,000 shares at an exercise price equal to the fair market value of the common stock on the date of such grant. Such options will be for a term of five years and will be exercisable immediately upon such grant.

         Effective July 12, 2000, the Board voted to change the directors' compensation plan. Starting August 1, 2000, all non-employee directors will receive a $10,000 annual stipend payable in four quarterly installments. In addition, each non-employee director will be granted annually on August 1, an option to purchase 10,000 shares at an exercise price equal to the fair market value of the common stock on August 1 of each year. Such options will be for a term of five years and will be exercisable immediately upon such grant.

         On August 1, 1998, pursuant to and in accordance with the directors' compensation program described above, the Board of Directors granted to each of Joel Rothlein and Julian Sandler, who are non-employee directors, non-incentive options under the Plan to purchase 5,000 shares at an exercise price of $3.25 per share (the fair market value of the common stock on August 1, 1998). On August 1, 1999 pursuant to and in accordance with the directors compensation program described above, the Board of Directors granted to each of Joel
Rothlein, Bert Rudofsky, Michael E. Russell and Julian Sandler, who are non-employee directors, non-incentive options under the Plan to purchase 5,000 shares at on exercise price of $2.75 per share (the fair market value of the common stock on August 2, 1999). In addition, on August 1, 2000 pursuant to and in accordance with the directors compensation program described above, the Board of Directors granted to each of Joel Rothlein, Bert Rudofsky, Michael E. Russell and Julian Sandler, who are non-employee directors, non-incentive options under the Plan to purchase 10,000 shares at an exercise price of $4.625 per share (the fair market value of the common stock on August 1, 2000.)

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

Compensation Committee Interlocks and Insider Participation

     The members of our Compensation Committee are Joel Rothlein, Esq., Julian Sandler, and Bert Rudofsky. Mr. Rothlein is a partner of Kressel Rothlein & Roth, Esqs., which, with its predecessor firms, has acted as our outside general counsel since our inception. We paid Kressel Rothlein & Roth, Esqs. approximately $177,000, $213,000, and $217,000 for legal fees in the fiscal years ended July 31, 2000, 1999 and 1998, respectively. In addition, during the years ended July 31, 2000, 1999 and 1998, we recorded revenue of approximately $273,000, $597,000 and $177,000 respectively, in connection with the sale of computer equipment to a company controlled by Mr. Sandler.

         Our stock option plan is administered by the Board of Directors.  Barry
R. Steinberg is President and Chief Executive Officer and Joel G. Stemple is Executive Vice President of the Company and each of them is a member of the Board. As members of the Board, they could vote on executive compensation issues before the Board pertaining to the granting of stock options. Although the issue has not arisen to date, each of Messrs. Steinberg and Stemple has agreed to abstain from voting on the grant of stock options to himself or to the other of them.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of October 20, 2000 (except as otherwise indicated) with respect to the number of shares of the Company's common stock beneficially owned by each person who is known to the Company to beneficially own more than 5% of the common stock, together with their respective addresses, the number of shares of common stock beneficially owned by each director of the Company and each Named Executive Officer of the Company, and the number of shares of common stock beneficially owned by all executive officers and directors of the Company as a group. Except as otherwise indicated, each such shareholder has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

                                                        Shares Beneficially       Percent of Shares
      Name and Address                                         Owned(1)             Outstanding
       ----------------------------------------------------------------------------------------

      Barry R. Steinberg(2) (3)                              4,690,201                57.6%
      Joel G. Stemple(2)                                       626,263                 7.7
      Joseph Looney(4)                                          34,700                 0.4
      Laura Fontana                                             10,000                 0.1
      Joel Rothlein(4) (5)                                      51,500                 0.6
      Bert Rudofsky (4)                                         15,000                 0.2
      Michael E. Russell (4)                                    15,000                 0.2
      Julian Sandler(4)                                         23,500                 0.3
      Dimensional Fund Advisors, Inc.                          583,000                 7.2
      1299 Ocean Ave. 11th Fl., Santa Monica, CA 90401
      All executive officers and directors as a group
        (8 persons) (6)                                      5,466,164                67.1%

(1) For purposes of determining the aggregate amount and percentage of shares deemed beneficially owned by directors and Named Executive Officers of the Company individually and by all directors, nominees and Named Executive Officers as a group, exercise of all currently exercisable options listed in the footnotes hereto is assumed. For such purposes 8,144,315 shares of Common Stock are deemed to be outstanding.
(2)  Address is 160 Oser Avenue,
     Hauppauge, New York 11788.
(3) Excludes 59,500 shares owned by Ilene Steinberg and 59,000 shares owned by Sheryl Steinberg, daughters of Mr. Steinberg, which shares were purchased with the proceeds of a loan from Mr. Steinberg. As reported on Schedule 13D filed on March 24, 1997, as amended, Mr. Steinberg, Ilene Steinberg, and Sheryl Steinberg each disclaim beneficial ownership of the common stock owned by the others.
(4) Includes currently exercisable options to purchase 30,000 shares (Mr. Looney); 22,500 shares (Mr. Sandler); 15,000 shares (Mr. Rudofsky); 20,000 shares (Mr. Rothlein); and 15,000 shares (Mr. Russell).
(5) Includes 31,500 shares held by the Kressel, Rothlein & Roth Profit Sharing Plan. Mr. Rothlein disclaims beneficial ownership of the common stock owned by the Kressel Rothlein & Roth Profit Sharing Plan, except to the extent of his beneficial interest in such plan.
(6)  See Notes 1 through 5 above.

ITEM 13.  Certain  Relationships and Related Transactions

         Until August 1994, we were affiliated with Electrograph Systems, Inc. ("Electrograph"). Barry R. Steinberg, our President and Chief Executive Officer and majority shareholder, served as Electrograph's Chairman of the Board and Chief Financial Officer and had beneficial ownership (directly and through shares held by his spouse and certain trusts, of which his children are beneficiaries) of 35.5% of the outstanding shares of common stock of Electrograph. During the fiscal years ended July 31, 1993 and 1994, we paid approximately $322,000 and $385,000, respectively, to Electrograph for the purchase of products. In August 1994, Bitwise Designs, Inc. ("Bitwise"), a publicly-traded company engaged in the manufacture and distribution of document imaging systems, personal and industrial computers and related peripherals, acquired Electrograph through a stock-for-stock merger; Mr. Steinberg acquired beneficial ownership of less than 1% of the outstanding capital stock of Bitwise for the common stock of Electrograph in which he had a direct or indirect beneficial interest. Mr. Steinberg served as a director of, and provided consulting services to, Bitwise from August 1994 through September 17, 1996. On April 25, 1997, we purchased substantially all of the assets of Electrograph Systems, Inc.

         Three of our four Hauppauge, New York facilities are leased from entities affiliated with certain of our executive officers, directors or principal shareholders. The property located at 40 Marcus Boulevard, Hauppauge, New York is leased from a limited liability company owned 70% by Mr. Steinberg and his relatives, 20% by Joel G. Stemple, Ph.D., the Company's Executive Vice President and a principal shareholder, and 10% by Michael Bivona, a shareholder and former officer of the Company. For the fiscal years ended July 31, 2000, 1999, and 1998, we made lease payments of $190,000, $186,000, and $179,000, respectively, to such entity. Our offices at 160 Oser Avenue, Hauppauge, New York are leased from a limited liability company owned 65% by Mr. Steinberg, 17.5% by Dr. Stemple and 17.5% by Mr. Bivona. For the fiscal years ended July 31, 2000, 1999, and 1998, we made lease payments of $279,000, $271,000, and
$263,000, respectively, to such entity. The property located at 50 Marcus Boulevard, Hauppauge, New York is leased from Mr. Steinberg doing business in the name of Marcus Realty. For the fiscal years ended July 31, 2000, 1999, and 1998, we made lease payments of $360,000, $344,000, and $340,000, respectively, to such entity. See "Business--Properties."

     Joel Rothlein, Esq., a director of the Company, is a partner of Kressel Rothlein & Roth, Esqs., which, with its predecessor firms, has acted as outside general counsel to the Company since our inception. During fiscal 2000, 1999 and 1998, $177,000, $213,000 and $217,000 respectively was paid to such firm for legal fees.

         During the year ended July 31, 2000, 1999, and 1998, we recorded revenue of $273,000, $597,000, and $177,000, respectively in connection with the sale of computer equipment to a company controlled by Julian Sandler, a director of the Company.

                                     PART IV

ITEM 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)      (1)      Financial Statements
                  The financial  statements  included herein are filed as a part of this Report.

                         Manchester Equipment Co., Inc.
                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page
                                                                        ----
Independent Auditors' Report                                             28

Consolidated Financial Statements:
         Balance Sheets as of July 31, 2000 and 1999                     29
         Statements of Income for the years ended July 31, 2000,
          1999, and 1998                                                 30
         Statements of Shareholders' Equity for the years
          ended July 31, 2000, 1999, and 1998                            31
         Statements of Cash Flows for the years ended
          July 31, 2000, 1999, and 1998                                  32
         Notes to Consolidated Financial Statements                      33

Schedule II - Valuation and Qualifying Accounts                          46

                          Independent Auditors' Report

The Board of Directors and Shareholders
Manchester Equipment Co., Inc.:

We have audited the accompanying consolidated balance sheets of Manchester Equipment Co., Inc. and subsidiaries as of July 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manchester Equipment Co., Inc. and subsidiaries at July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                               KPMG  LLP


Melville, New York
September 15, 2000

                 Manchester Equipment Co., Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             July 31, 2000 and 1999

                                   Assets                                2000              1999
                                   ------                                ----              ----                  -
                                                                   (in thousands except per share amounts)

Current assets:
     Cash and cash equivalents                                           $16,156           $5,749
     Accounts receivable, net of allowance for doubtful accounts
        of $899 and $1,204, respectively                                  36,024           34,747
     Inventory                                                             6,797            8,245
     Deferred income taxes                                                   579              538
     Prepaid income taxes                                                    635                -
     Prepaid expenses and other current assets                               538              340
                                                                             ---              ---

                             Total current assets                         60,729           49,619

Property and equipment, net                                                6,329            6,248
Goodwill, net                                                              6,534            5,070
Deferred income taxes                                                        673              560
Other assets                                                                 308              281
                                                                             ---              ---

                                                                         $74,573          $61,778
                                                                          ======           ======

                          Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                               $29,312          $20,824
     Current maturities of long-term debt                                      -               85
     Notes payable                                                            18                -
     Deferred service contract revenue                                       946              581
     Income taxes payable                                                      -              668
                                                                            ----              ---

                          Total  current liabilities                      30,276           22,158


Deferred compensation payable                                                 34               34

Commitments and contingencies (note 7)

Shareholders' equity:
     Preferred stock, $.01 par value, 5,000 shares
        authorized, none issued                                                -                -
     Common stock, $.01 par value; 25,000 shares
        authorized, 8,159 and 8,085 shares issued
        and outstanding                                                       82               81
     Additional paid-in capital                                           19,402           18,799
     Deferred compensation                                                   (65)             (38)
     Retained earnings                                                    24,844           20,744
                                                                          ------           ------

                             Total shareholders' equity                   44,263           39,586
                                                                          ------           ------

                                                                         $74,573          $61,778
                                                                          ======           ======

See accompanying notes to consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
                        Consolidated Statements of Income
                    Years ended July 31, 2000, 1999 and 1998



                                                                2000              1999                1998
                                                                ----              ----                ----         -
                                                                 (in thousands except per share amounts)
         Revenue
              Products                                         $292,971         $221,719            $197,194
              Services                                            7,102            6,922               5,336
                                                                  -----            -----               -----
                                                                300,073          228,641             202,530
                                                                -------          -------             -------

         Cost of revenue
              Products                                          255,549          190,901             168,083
              Services                                            4,687            4,522               3,847
                                                                  -----            -----               -----
                                                                260,236          195,423             171,930
                                                                -------          -------             -------

              Gross profit                                       39,837           33,218              30,600
         Selling, general and administrative expenses            33,539           29,849              27,414
                                                                 ------           ------              ------

              Income from operations                              6,298            3,369               3,186

         Other income (expense):
              Interest expense                                       (4)              (8)                (41)
              Interest and investment income                        606              412                 587
                                                                    ---              ---                 ---

              Income before provision for income taxes            6,900            3,773               3,732
         Provision for income taxes                               2,800            1,590               1,560
                                                                  -----            -----               -----
              Net income                                         $4,100           $2,183              $2,172
                                                                  =====            =====               =====
              Net income per share
                  Basic                                          $0.51             $0.27               $0.26
                                                                  ====              ====                ====
                  Diluted                                        $0.50             $0.27               $0.26
                                                                  ====              ====                ====
         Weighted average shares of common
            stock and equivalents outstanding
              Basic                                               8,108            8,096               8,494
                                                                  =====            =====               =====
              Diluted                                             8,228            8,096               8,499
                                                                  =====            =====               =====





See accompanying notes to consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                    Years ended July 31, 2000, 1999 and 1998

                                                            Additional
                                         Common     Par      Paid-in       Deferred        Retained
                                         Shares     Value    Capital       Compensation    Earnings       Total
                                         ------     -----    -------       ------------    --------       -----
                                                                  (in thousands)



     Balance July 31, 1997                 8,525    $ 85      $20,403           $  -      $16,389       $36,877

     Deferred compensation                    20       -           80            (80)           -             -
     Purchase and retirement of stock       (448)     (4)      (1,781)             -            -        (1,785)
     Stock option commission expense           -       -           65              -            -            65
     Stock award compensation
       expense                                 -       -            -             16            -            16
     Net income                                -       -            -              -        2,172         2,172
                                            ----      --         ----            ---        -----         -----

     Balance July 31, 1998                 8,097      81        18,767           (64)      18,561        37,345

     Purchase and retirement of stock        (12)      -           (33)            -            -           (33)
     Stock option commission expense           -                    65             -            -            65
     Stock award compensation expense          -                     -            26            -            26
     Net income                                -                     -             -        2,183         2,183
                                            ----     ---      --------           ---        -----         -----
     Balance July 31, 1999                 8,085      81        18,799           (38)     20,744         39,586

     Purchase and retirement of stock       (151)     (1)         (670)            -            -          (671)
     Stock award compensation expense          -                     -            34            -            34
     Deferred compensation                    10       -            61           (61)           -             -
     Stock issued in connection with
         exercise of stock options           109       1           413             -            -           414
     Stock issued in connection with
         purchase acquisition                106       1           799             -            -           800
     Net income                                -                     -             -        4,100         4,100
                                            ----     ---      --------           ---        -----         -----
     Balance July 31, 2000                 8,159     $82       $19,402          $(65)     $24,844       $44,263
                                           =====     ===        ======          =====      ======        ======


     See accompanying notes to consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                    Years ended July 31, 2000, 1999 and 1998

                                                                     2000         1999           1998
                                                                     ----         ----           ----
                                                                             (in thousands)

     Cash flows from operating activities:
     Net income                                                      $4,100       $2,183          $2,172
     Adjustments to reconcile net income to net cash from
      operating activities:
         Depreciation and amortization                                2,081        1,835           1,340
         Provision for (recovery of) doubtful accounts                 (366)         154              75
         Non-cash compensation and commission expense                    34           91              81
         Deferred income taxes                                         (154)        (141)           (138)
         Change in assets and liabilities; net of the effects of
          acquisitions:
            Increase in accounts receivable                            (264)      (8,605)         (4,430)
            (Increase) decrease in inventory                          1,951          922           1,882
            Increase in prepaid  income taxes                          (620)           -               -
            Increase in prepaid expenses and
              other current assets                                     (177)         (50)            (12)
            (Increase) decrease in other assets                         (27)         287               -
            (Decrease) increase in accounts payable and
              accrued expenses                                        6,991        2,325          (1,997)
            Increase (decrease) in deferred service contract revenue    365         (194)            213
            Increase (decrease) in income taxes payable                (668)         443             225
            Increase (decrease) in deferred compensation payable          -          (75)             22
            Sale of investments                                           -        1,501           2,907
                                                                     ------        -----           -----
                Net cash provided by operating activities            13,246          676           2,340
                                                                     ------          ---           -----
     Cash flows from investing activities:
         Capital expenditures                                        (1,661)      (1,735)         (2,972)
         Payment for acquisitions, net of  cash acquired               (179)        (871)         (2,921)
                                                                       -----        -----         ------
            Net cash used in investing activities                    (1,840)      (2,606)         (5,893)
                                                                      -----       -------          -----
     Cash flows from financing activities:
         Net repayments of borrowings from bank                        (648)           -          (1,274)
         Payments on capitalized lease obligations                      (85)        (104)           (140)
         Payments on notes payable - other                               (9)           -            (481)
         Issuance of common stock upon exercise of options              414            -               -
         Purchase and retirement of common stock                       (671)         (33)         (1,785)
                                                                       -----         ----         ------

            Net cash used in financing activities                      (999)        (137)         (3,680)
                                                                       ----         -----         -------
     Net increase (decrease) in cash  and cash equivalents           10,407       (2,067)         (7,233)

         Cash and cash equivalents at beginning of year               5,749        7,816          15,049
                                                                      -----        -----          ------

     Cash and cash equivalents at end of year                       $16,156       $5,749          $7,816
                                                                     ======        =====          ======

     Cash paid during the year for:
          Interest                                                       $4           $5             $41
                                                                         ==           ==             ===
          Income taxes                                               $4,205         $992          $1,428
                                                                     ======          ===          ======

     Other noncash transactions:
         Capitalized lease obligation                                 $   -         $107            $  -
                                                                      =====         ====            ====
         Common stock issued in connection with acquisitions           $861       $    -            $  -
                                                                       ====       ======            ====



     See accompanying notes to consolidated financial statements.

                 Manchester Equipment Co., Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2000, 1999 and 1998
                 (in thousands, except share and per share data)

(1)  Operations and Summary of Significant Accounting Policies
     ---------------------------------------------------------

      (a)  The Company

          Manchester Equipment Co., Inc. ("the Company") is an integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. The Company offers its customers single-source solutions customized to their information systems needs by integrating its analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. The Company operates in a single segment.

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

      (c)  Cash Equivalents

         The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $12,178 and $3,486 at July 31, 2000 and 1999, respectively, consisted of money market mutual funds.

      (d)  Revenue Recognition

         Revenue from product sales is recognized at the time of shipment to the customer. Revenue from services is recognized when the related services are performed. When product sales and services are bundled, revenue is recognized upon delivery of the product and completion of the services. Service contract fees are recognized as revenue ratably over the period of the applicable contract. Deferred service contract revenue represents the unearned portion of service contract fees. The Company generally does not develop or sell software products. However, certain computer hardware products sold by the Company are loaded with prepackaged software products. The net impact on the Company's financial statements of product returns, primarily for defective products has been insignificant.

      (e) Market Development  Funds

         The Company receives various market development funds including cooperative advertising funds from certain vendors, principally based on volume purchases of products. The Company records such amounts related to volume purchases as purchase discounts which reduce cost of revenue and other incentives that require specific incremental action on the part of the Company, such as training, advertising or other pre-approved market development activities as an offset to the related costs included in selling, general and administrative expenses. Total market development funds amounted to $414, $380, and $623 for the years ended July 31, 2000, 1999, and 1998, respectively.

      (f) Inventory

         Inventory, consisting of computer hardware, software and related supplies, is valued at the lower of cost (first-in first-out) or market value.

                 Manchester Equipment Co., Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2000, 1999 and 1998
                 (in thousands, except share and per share data)

      (g) Property and Equipment

      Property and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the economic lives of the assets, generally from five to seven years. Leasehold improvements are amortized over the shorter of the underlying lease term or asset life.

       (h)  Goodwill

         Goodwill related to acquisitions represents the excess of cost over the fair value of net assets acquired. Goodwill is amortized on a straight-line basis over twenty years. The Company reviews the significant assumptions that underlie the twenty-year amortization period on a quarterly basis and will shorten the amortization period if considered necessary. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows. Accumulated amortization was approximately $780 and $449 at July 31, 2000 and 1999, respectively. Amortization expense of $331, $266, and $164 for the years ended July 31, 2000, 1999, and 1998 is included in selling, general and administrative expenses in the consolidated statements of income.

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

      (i)  Income Taxes

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

      (j)  Net Income Per Share

         Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Options and warrants representing 153,000, 1,065,000, and 380,000 shares for the years ended July 31, 2000, 1999, and 1998, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive. The following table reconciles the denominators of the basic and diluted per share computations. For each year, the numerator is the net income as reported.

                                   2000                       1999                      1998
                                   ----                       ----                      ----
                                        Per Share                  Per Share                 Per Share
                                Shares  Amount            Shares   Amount           Shares   Amount
                                ------  ------            ------   ------           ------   ------

       Basic EPS             8,108,000     $0.51        8,096,000    $0.27        8,494,000   $0.26
                                            ====                     =====                    =====
       Effect of dilutive
        options                120,000                          -                     5,000
                               -------                  ---------                  --------

       Diluted EPS           8,228,000     $0.50        8,096,000    $0.27        8,499,000   $0.26
                             =========      ====        =========     ====        =========   =====

                 Manchester Equipment Co., Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2000, 1999 and 1998
                 (in thousands, except share and per share data)


      (k)  Accounting for Stock-Based Compensation

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

      (l)  Use of Estimates

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

      (m)  Fair Value of Financial Instruments

         The fair values of accounts receivable, prepaid expenses, notes payable, accounts payable and accrued expenses are estimated to be the carrying values at July 31, 2000 due to the short maturity of such instruments.


(2)  Property and Equipment

         Property and equipment at July 31, consist of the following:
                                                            2000         1999
                                                            ----         ----

      Furniture and fixtures                                $2,619       $2,464
      Machinery and equipment                                6,971        5,500
      Transportation equipment                                 483          454
      Leasehold improvements                                 2,834        2,667
                                                             -----        -----
                                                            12,907       11,085

      Less accumulated depreciation and amortization         6,578        4,837
                                                             -----        -----

                                                            $6,329       $6,248
                                                             =====        =====
         Depreciation and amortization expense amounted to $1,750, $1,569, and $1,176, for the years ended July 31, 2000, 1999 and 1998, respectively.

(3)      Acquisitions

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

                 Manchester Equipment Co., Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2000, 1999 and 1998
                 (in thousands, except share and per share data)


         The acquisition has been accounted for as a purchase and the operating results of Electrograph are included in the consolidated statements of income from the date of acquisition. The acquisition resulted in goodwill of $1,543, which is being amortized on the straight-line basis over 20 years.

Coastal Office Products, Inc.

         On January 2, 1998, the Company acquired all of the outstanding shares of Coastal Office Products, Inc. ("Coastal"), a value added reseller and provider of microcomputer services and peripherals to companies in the greater Baltimore, Maryland area. The acquisition, which has been accounted for as a purchase, consisted of cash payments of approximately $3,971 (including a contingent payment of $871 made on March 15, 1999). A contingent payment of $800 was made on March 15, 2000 through the issuance of 105,786 shares of the Company's common stock. The cash payments were made from the Company's cash balances. The selling shareholders received employment agreements that also provided for the issuance of 20,000 shares of common stock. The fair value of the common stock, amounting to $80 was recorded as deferred compensation and is being expensed over the three year vesting period.

         Operating results of Coastal are included in the consolidated statements of income from the date of acquisition. The acquisition resulted in goodwill of $4,776, which is being amortized on the straight-line basis over 20 years.

Texport Technology Group, Inc. and Learning Technology Group, LLC

         On March 22, 2000, the Company acquired all of the outstanding ownership interests of Texport Technology Group, Inc. ("Texport") and Learning Technology Group, LLC ("LTG"), affiliated entities engaged in reselling and providing of microcomputer services and peripherals to companies in the greater Rochester, New York area. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $400 plus potential future contingent payments. Contingent payments of up to $750,will be payable on each of March 22, 2001 and 2002 based upon achieving certain agreed-upon increases in revenue and pretax earnings for each of the next two, one-year periods from the date of closing. The cash payment was made from the Company's cash balances. The selling owners received employment agreements that also provided for the issuance of 10,000 shares of common stock. The fair value of the common stock, amounting to $61, was recorded as deferred compensation and is being expensed over the three-year vesting period. In connection with the acquisition, the Company assumed approximately $648 of bank debt, which was subsequently repaid, and assumed notes payable to the former shareholders amounting to $27 which has a remaining balance of $18 at July 31, 2000.

         Operating results of Texport and LTG are included in the consolidated statement of income from the date of acquisition. The estimated fair value of assets and liabilities acquired was $1,600 and $2,200, respectively. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was approximately $995, which is being amortized on a straight-line basis over 20 years.

     The following unaudited pro forma consolidated results of operations for the years ended July 31, 2000 and 1999 assume that the acquisitions occurred on August 1, 1998 and reflect the historical operations of the purchased businesses adjusted for lower interest on invested funds, contractually revised officer compensation and increased amortization, net of applicable income taxes, resulting from the acquisition:

                                                 Year ended July 31,
                                                  2000           1999
                                                  ----           ----

           Revenue                              $306,056       $242,166
           Net income                             $3,773         $2,094
           Diluted net income per share            $0.46          $0.26

                 Manchester Equipment Co., Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2000, 1999 and 1998
                 (in thousands, except share and per share data)

       The pro forma results of operations are not necessarily indicative of the actual results that would have occurred had the acquisitions been made at the beginning of the period, or of results which may occur in the future.

(4)  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

                                                         July 31,
                                                    2000           1999
                                                    ----           ----

         Accounts payable, trade                    $25,005        $17,193
         Accrued salaries and wages                   2,535          2,182
         Customer deposits                              628            715
         Other accrued expenses                       1,144            734
                                                    -------            ---
                                                    $29,312        $20,824
                                                     ======         ======

          The Company has entered into financing agreements for the purchase of inventory. These agreements are secured by the related inventory and/or accounts receivables. In each of the years in the three-year period ended July 31, 2000, the Company has repaid all balances outstanding under these agreements within the non-interest bearing payment period. Accordingly, amounts outstanding under such agreements of $2,645, $2,944 and $2,372 and at July 31, 2000, 1999 and 1998, respectively, are included in accounts payable and accrued expenses. In August 1997, the Company entered into a new financing agreement for the purchase of inventory. The agreement provides a maximum of $10,000 in credit for purchases of inventory from certain specified manufacturers. The agreement is unsecured, generally allows for a 30 day non-interest bearing payment period and requires the Company to maintain, among other things, a certain minimum tangible net worth. As of July 31, 2000, retained earnings available for dividends amounted to approximately $14,800.

(5)  Long-Term Debt

         The Company entered into capitalized lease obligations for certain computer equipment. No amounts were outstanding at July 31, 2000.

(6)  Employee Benefit Plans

         The Company maintains a qualified defined contribution plan with a salary deferral provision, commonly referred to as a 401(k) plan. The Company matches 50% of employee contributions up to three percent of the employees' compensation. The Company's contribution amounted to $250, $273, and $205 for the years ended July 31, 2000, 1999 and 1998, respectively.

         The Company also has a deferred compensation plan which is available to certain eligible key employees. The plan consists of life insurance policies purchased by the Company for the participants. Upon vesting, which occurs at various times from three to ten years, the participant becomes entitled to have ownership of the policy transferred to him or her at termination of employment with the Company. As of July 31, 2000 and 1999, the Company has recorded an asset (included with other assets) of $34 representing the cash surrender value of policies owned by the Company and a liability of the same amount relating to the unvested portion of benefits due under this plan. For the years ended July 31, 2000, 1999 and 1998, the Company recorded an expense of $92, $51, and $105 in connection with this plan.

                 Manchester Equipment Co., Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2000, 1999 and 1998
                 (in thousands, except share and per share data)

(7)  Commitments and Contingencies

     Leases

         The Company leases most of its executive offices and warehouse facilities primarily from related parties (note 10). In addition, the Company is obligated under lease agreements for sales offices and additional warehouse space. Aggregate rent expense under all these leases amounted to $1,594, $1,539, and $1,255 for the years ended July 31, 2000, 1999 and 1998.

          The following represents the Company's commitment under operating leases for the next five years ended July 31:

                     2001                    $1,289
                     2002                    $1,331
                     2003                    $1,044
                     2004                    $1,010
                     2005                    $1,034

     Litigation

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based on advice from its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

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

(8)   Line of Credit

         In July 1998, the Company entered into a revolving credit facility with its banks which was revised in June, 1999 to change participating banks. Under the terms of the facility, the Company may borrow up to a maximum of $15,000. Borrowings under the facility bear interest at variable interest rates based upon several options available to the Company. The facility requires the Company to maintain certain financial ratios and covenants. As of July 31, 2000, there was no balance outstanding under this agreement, which expires on April 2, 2002.

                 Manchester Equipment Co., Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2000, 1999, and 1998
                 (in thousands, except share and per share data)

 (9)  Income Taxes

      The provision for income taxes for the years ended July 31, 2000, 1999 and 1998 consists of the following:

                                                 2000         1999        1998
                                                 ----         ----        ----
       Current
           Federal                             $2,242       $1,351      $1,300
           State                                  712          380         398
                                                  ---          ---         ---
                                                2,954        1,731       1,698
                                                -----        -----       -----

       Deferred
           Federal                               (115)        (106)       (105)
           State                                  (39)         (35)        (33)
                                                ------         ---        ----

                                                 (154)        (141)       (138)
                                                 ----         ----        ----
                                               $2,800       $1,590      $1,560
                                                =====        =====       =====

      The difference between the Company's effective income tax rate and the statutory rate is as follows, for the years ended July 31, 2000, 1999, and 1998 :

                                                 2000         1999        1998
                                                 ----         ----        ----

       Income taxes at statutory rate          $2,346       $1,283      $1,269
       State taxes, net of federal benefit        444          228         241
       Non deductible goodwill amortization        85           64          29
       Other                                      (75)          15          21
                                                 ----           --          --
                                               $2,800       $1,590      $1,560
                                                =====        =====       =====

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at July 31, 2000 and 1999 were as follows:

                                                 2000          1999
                                                 ----          ----

         Deferred tax assets:
            Allowance for doubtful accounts      $359          $488
            Deferred compensation                 375           330
            Depreciation                          328           250
            Other                                 190            30
                                                  ---            --

        Deferred tax asset                     $1,252        $1,098
                                                =====         =====


              A valuation allowance has not been provided in connection with the deferred tax assets since the Company believes, based upon its long history of profitable operations, that it is more likely than not that such deferred tax assets will be realized.

                 Manchester Equipment Co., Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2000, 1999 and 1998
                 (in thousands, except share and per share data)

 (10)  Related Party Transactions

         The Company leases its warehouse and distribution center as well as its corporate offices and certain sales facilities from entities owned or controlled by shareholders, officers, or directors of the Company. The leases generally cover a period of ten years and expire at various times from 2000 through 2005. Lease terms generally include annual increases of five percent. Rent expense for these facilities aggregated $828, $801, and $782, for the years ended July 31, 2000, 1999, and 1998, respectively.

         The Company paid legal fees to a law firm in which a director of the Company is a partner. Such fees amounted to $177, $213, and $217, including disbursements, in the fiscal years ended July 31, 2000, 1999, and 1998 respectively.

         During fiscal years ended July 31, 2000, 1999, and 1998 the Company received approximately $273, $597, and $177, respectively, in revenue from a company controlled by a director of the Company.

 (11)  Shareholders' Equity

      Warrants

         In connection with its Initial Public Offering (IPO) in December 1996, the Company issued to the underwriter warrants to purchase an aggregate of 250,000 shares of common stock. The warrants are exercisable at a price of $12 per share and expire in December, 2001.

      Stock Option Plan

         Under the Company's Amended and Restated 1996 Incentive and Non-Incentive Stock Option Plan (the "Plan"), which was approved by the Company's shareholders in October 1996, an aggregate of 1,100,000 shares of common stock are reserved for issuance upon exercise of options thereunder. Under the Plan, incentive stock options, as defined in section 422 of the Internal Revenue Code of 1986, as amended, may be granted to employees and non-incentive stock options may be granted to employees, directors and such other persons as the Board of Directors may determine, at exercise prices equal to at least 100% (with respect to incentive stock options) and at least 85% (with respect to non-incentive stock options) of the fair market value of the common stock on the date of grant. In addition to selecting the optionees, the Board of Directors will determine the number of shares of common stock subject to each option, the term of each stock option up to a maximum of ten years (five years for certain employees for incentive stock options), the time or times when the stock option becomes exercisable, and otherwise administer the Plan. Incentive stock options expire three months from the date of the holder's termination of employment with the Company other than by reason of death or disability. Options may be exercised with cash or common stock previously owned for in excess of six months. During fiscal 1997, 742,350 and 60,000 options were granted at $10 and $5, respectively, per share. Such exercise prices were greater than or equal to the fair market value of the common stock on the date of grant. Vesting commences immediately or up to two years from the date of grant and ranges from one to seven years. On December 22, 1997, the exercise price of all then outstanding options was reduced to $3.8125 per share, which was the closing market price of the Company's common stock on that date. The following table summarizes stock option activity to date:

                 Manchester Equipment Co., Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2000, 1999 and 1998
                 (in thousands, except share and per share data)

                                                                   Weighted
                                                                   Average
                                              Exercise             Exercise
                                              Balance              Price
                                              -------              -----


         Balance July 31, 1997                 802,350               $9.63
            Granted                            220,000               $4.24
            Cancelled                         (172,750)              $3.8125
                                              ---------               ------

         Balance July 31, 1998                 849,600               $3.92

            Granted                             19,000               $3.52
            Cancelled                          (53,500)              $3.8125
                                               -------
         Balance July 31, 1999                 815,100               $3.93

             Granted                           253,250               $4.37
           Exercised                          (109,416)              $3.8125
             Cancelled                        (132,250)              $4.50
                                               --------
         Balance July 31, 2000                 826,684               $4.00
                                               =======               =====

          At July 31, 2000, approximately 306,067 options exercisable at prices ranging from $2.75 to $4.875 per share were exercisable and all options granted expire ten years from the date of grant. The range of exercise prices for options outstanding at July 31, 2000 was $2.75 - $5.69 with a weighted average remaining life of approximately seven years.

         The Company has adopted the pro forma disclosure provision of SFAS No. 123, "Accounting for Stock Based Compensation". Accordingly, the Company does not record compensation cost in the financial statements for its stock options which have an exercise price equal to or greater than the fair market value of the underlying stock on the date of grant. The Company has recognized a total of $142 in deferred commission expense representing the value of stock options granted to non-employee sales representatives. Such cost is expensed over the vesting period, amounting to $65 and $65 in fiscal 1999 and 1998, respectively. No expense was recognized in fiscal 2000. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date under SFAS No. 123, the Company's net income and net income per share for the years ended July 31, 2000, 1999 and 1998 would approximate the pro forma amounts below:

                                            2000            1999        1998
                                            ----            ----        ----

          Net income:
            As reported                     $4,100        $2,183      $2,172
            Pro forma                       $3,813        $1,940      $1,992

          Basic net income per share:
             As reported                     $0.51         $0.27      $0.26
             Pro forma                       $0.47         $0.24      $0.23

          Diluted net income per share:
            As reported                      $0.50         $0.27      $0.26
            Pro forma                        $0.46         $0.24      $0.23

The pro forma effects on net income and diluted net income per share for 2000, 1999 and 1998 may not be representative of the pro forma effects in future years

                 Manchester Equipment Co., Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2000, 1999 and 1998
                 (in thousands, except share and per share data)



     The fair value of options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   2000      1999     1998
                                                   ----      ----     ----

       Expected dividend yield                       0%       0%       0%
       Expected stock volatility                    49%      43%      27%
       Risk free interest rate                       5%       5%       5%
       Expected option term until exercise (years) 5.00     5.00     4.70

     The per share weighted average fair value of stock options granted during fiscal 2000, 1999 and 1998 was $2.15, $1.40, and $1.09, respectively.

Repurchase of Common Stock

     During the years ended July 31, 2000, 1999 and 1998, the Company repurchased 150,600, 11,800 and 448,400 shares of its common stock at an aggregate purchase price of $671, $33 and $1,785, respectively. Such shares were subsequently retired.

(12)  Major Customer and Vendors and Concentration of Credit Risk

     The Company sells and services customers that are located primarily in the eastern United States.

The Company's top three vendors accounted for approximately 16%, 14%, and 10%, respectively of total product purchases for the year ended July 31, 2000. The Company's top two vendors accounted for approximately, 21%, and 10%, respectively of total product purchases for the year ended July 31, 1999. The Company's top three vendors accounted for approximately 24%, 13% and 11% of total product purchases for the year ended July 31, 1998.

     No customer accounted for more than 5% of the Company's accounts receivable at July 31, 2000. One customer accounted for 9% of the Company's accounts receivable at July 31, 1999.

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

 3.1.c(1)   Restated Certificate of Incorporation filed October 1, 1996.

 3.2(1)      Bylaws of Registrant.

 4.2(1)      Form of Representative's Warrants.

10.1(1)      1996 Incentive and Non-Incentive Stock Option Plan of Registrant.

10.2(1)      Agreement dated September 24, 1996 between  Registrant  and Michael
             Bivona

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

10.5.l Lease dated March 1, 2000 between ASP Washington LLC and Coastal Office Products.

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

10.12(4) Definitive Purchase Agreement and Indemnity Agreement dated January 2, 1998 between Registrant and Coastal Office Products, Inc.

10.13(7) $15,000,000 Revolving Credit Facility Agreement dated July 21, 1998 between Registrant and Bank of New York, as Agent.

10.14(8) $15,000,000 Revolving Credit Facility Agreement dated June 25, 1999 between Registrant and EAB, as Agent.

23.1         Independent auditors consent.

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

2. Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996 (Commission File No. 0-21695) and incorporated herein by reference thereto.
3. Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (Commission File No. 0-21695) and incorporated herein by reference thereto.
4. Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 (Commission File No. 0-21695) and incorporated herein by reference thereto.
5. Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 (Commission File No. 0-21695) and incorporated herein by reference thereto.
6. Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997 (Commission File No. 0-21695) and incorporated herein by reference thereto.
7. Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1998 (Commission File No. 0-21695) and incorporated herein by reference thereto.
8. Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 (Commission File No. 0-21695) and incorporated herein by reference thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                            Manchester Equipment Co., Inc.

Date:         October 27,2000               By: ss/ Barry  R. Steinberg_
                                                   --------------------
                                                    Barry R. Steinberg
                                            President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

 ss/ Barry R. Steinberg                                  Date:  October 27,2000
 ----------------------
Barry R. Steinberg
President, Chief Executive Officer,
 Chairman of the Board and Director
(Principal Executive Officer)


ss/ Joel G. Stemple                                      Date:  October 27,2000
-------------------
Joel G. Stemple
Executive Vice President and Director


ss/ Joseph Looney                                        Date:  October 27,2000
   --------------
Joseph Looney
Vice President - Finance,
 Chief Financial Officer (Principal Accounting Officer)


ss/ Joel Rothlein                                        Date:  October 27,2000
   --------------
Joel Rothlein
Director

ss/ Julian Sandler                                       Date:  October 27,2000
    --------------
Julian Sandler
Director


ss/  Michael Russell                                     Date:  October 27,2000
     ---------------
Michael Russell
Director

ss/ Bert Rudofsky                                        Date:  October 27,2000
    -------------
Bert Rudofsky
Director

                         Manchester Equipment Co., Inc.

                 Schedule II - Valuation and Qualifying Accounts
                             (dollars in thousands)

                                        Column C-Additions
                                        ------------------
                         Column B-           (1)-         (2)-
Column A -               Balance at     Charged to    Charged to      Column D-       Column E-
Description              beginning of   costs and     other           Deductions-     Balance at
                         period         expenses      accounts (b)       (a)          end of period
                         ------         --------      ------------     ---------      -------------

Allowance for doubtful
accounts

Year ended:


    July 31, 1998          $1,051           $351           $25            $277           $1,150

    July 31, 1999          $1,150           $154             -            $100           $1,204

    July 31, 2000          $1,204          ($366)          $61               -             $899


(a) Write-off amounts against allowance provided.
(b) Recorded in connection with the acquisitions.