Form 10-Q
period 2000-10-31
MANCHESTER EQUIPMENT CO INC
filed 2000-12-14
CIK 1023876

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-21695

Manchester Equipment Co., Inc.

(Exact name of registrant as specified in its charter)

New York

(State or other jurisdiction of Incorporation or organization)

11-2312854

(I.R.S. Employer Identification Number)

160 Oser AvenueHauppauge,
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

[X] Yes    [   ] No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

There were 8,013,815 outstanding shares of COMMON STOCK at December 6, 2000.

MANCHESTER EQUIPMENT CO., INC. AND SUBSIDIARIES

Table of Contents

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements
     Condensed Consolidated Balance Sheets
        October 31, 2000 (unaudited) and July 31, 2000
    Condensed Consolidated Statements of Income
        Three months ended October 31, 2000 and 1999 (unaudited)
    Condensed Consolidated Statements of Cash Flows
        Three months ended October 31, 2000 and 1999 (unaudited)
    Notes to Condensed Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial
Condition and Results of Operations

PART 2. — OTHER INFORMATION

Item 6.— Exhibits and Reports

Part I - FINANCIAL INFORMATION ITEM 1. Financial Statements

Manchester Equipment Co., Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands except share amounts)

                                                          October 31,   July 31,
                                                              2000        2000
                                                           (Unaudited)
                                                           -----------   -------
Assets:
  Cash and cash equivalents ............................   $  9,514    $ 16,156
  Accounts receivable, net .............................     35,861      36,024
  Inventory ............................................      8,887       6,797
  Deferred income taxes ................................        579         579
  Prepaid income taxes .................................         83         635
  Prepaid expenses and other current assets ............        413         538
                                                                ---         ---

         Total current assets ..........................     55,337      60,729

  Property and equipment, net ..........................      6,095       6,329
  Goodwill, net ........................................      6,432       6,534
  Deferred income taxes ................................        673         673
  Other assets .........................................        288         308
                                                                ---         ---

                                                           $ 68,825    $ 74,573
                                                           ========    ========
Liabilities:
  Accounts payable and accrued expenses ................   $ 23,561    $ 29,312
  Notes payable ........................................         11          18
  Deferred service contract revenue ....................        875         946
                                                                ---         ---

         Total current liabilities .....................     24,447      30,276

Deferred compensation payable ..........................         34          34
                                                                 --          --
         Total liabilities .............................     24,481      30,310
                                                             ------      ------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000  shares
     authorized, none issued ...........................         --          --
  Common stock, $.01 par value; 25,000  shares authorized,
     8,014 and 8,159  issued and outstanding ...........         80          82
  Additional paid-in capital ...........................     18,836      19,402
  Deferred compensation ................................        (54)        (65)
  Retained earnings ....................................     25,482      24,844
                                                             ------      ------

         Total shareholders' equity ....................     44,344      44,263
                                                             ------      ------
                                                            $68,825     $74,573
                                                            =======     =======

See notes to condensed consolidated financial statements.

Manchester Equipment Co., Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)

                                            Three months ended October 31,
                                                2000        1999
                                                ----        ----
                                                     Unaudited
                                                     ---------

Revenue
     Products ..............................   $ 79,515   $ 63,448
     Services ..............................      1,627      1,912
                                                  -----      -----

                                                 81,142     65,360
                                                 ------     ------
Cost of revenue
     Products ..............................     70,281     54,287
     Services ..............................      1,104      1,330
                                                  -----      -----

                                                 71,385     55,617
                                                 ------     ------

     Gross profit ..........................      9,757      9,743

Selling, general and administrative expenses      8,885      8,019

     Income from operations ................        872      1,724

Interest expense ...........................         --         (1)
Interest and investment income .............        196        118
                                                    ---        ---

     Income before income taxes ............      1,068      1,841

Provision for income taxes .................        430        755
                                                    ---        ---

     Net income ............................   $    638   $  1,086
                                               ========   ========

Net income per share
     Basic .................................   $   0.08   $   0.13
                                               ========   ========
     Diluted ...............................   $   0.08   $   0.13
                                               ========   ========

Weighted average shares outstanding
     Basic .................................      8,133      8,074
                                                  =====      =====
     Diluted ...............................      8,222      8,076
                                                  =====      =====

See notes to condensed consolidated financial statements

Manchester Equipment Co., Inc. and SubsidiariesCondensed
Consolidated Statements of Cash Flows
(in thousands)

                                                            For the three months
                                                               ended October 31,
                                                                2000       1999
                                                                ----       ----
                                                                   (Unaudited)
                                                                   -----------
Cash flows from operating activities:
         Net income ......................................       638    $ 1,086

  Adjustments to reconcile net income to net cash from
    operating activities:
       Depreciation and amortization .....................       543        474
       Allowance for doubtful accounts ...................       117        (51)
       Non cash compensation and commission expense ......        11          7

  Change in assets and liabilities:
    Decrease in accounts receivable .......................        46     2,716
    Decrease (increase) in inventory ......................    (2,090)    1,130
    Decrease in prepaid income taxes ......................       552      --
    Decrease in prepaid expenses and
        other current assets ..............................       125       103
    Decrease  in other assets .............................        20        19
    Increase (decrease) in accounts payable and
        accrued expenses ..................................    (5,751)    2,179
    Increase (decrease) in deferred service contract revenue      (71)       34
    Increase  in income taxes  payable .....................       --       166
                                                                  ---       ---

         Net cash provided by (used in) operating activities   (5,860)    7,863
                                                                ------     -----
  Cash flows from investing activities:
    Capital expenditures ...................................     (207)      (40)
                                                                 ----       ---
         Net cash used by investing activities .............     (207)      (40)
                                                                 ----       ---
Cash flows from financing activities:
    Payments on notes payable - other ......................       (7)     --
    Payments on capital lease obligations ..................       --       (31)
    Purchase and retirement of common stock ................     (574)     (133)
    Issuance of common stock upon exercise of options ......        6        --
                                                                  ---        ---

        Net cash used in financing activities .............      (575)     (164)
                                                                 ----      ----

  Net (decrease) increase in cash and cash
   equivalents ..........                                      (6,642)    7,659
   Cash and cash equivalents at beginning of period .......    16,156     5,749
                                                               ------     -----
  Cash and cash equivalents at end of period ..............   $ 9,514   $13,408
                                                              ========  ========

See notes to condensed consolidated financial statements.

Manchester Equipment Co., Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1. Organization and Basis of Presentation

        Manchester Equipment Co., Inc. (“Manchester”, “we”, “us”, “our”, or the “Company”) is an integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. The Company offers its customers single-source solutions customized to their information systems needs by integrating its analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors.

        Sales of hardware, software and networking products comprise the majority of the Company’s revenue. The Company has entered into agreements with certain suppliers and manufacturers which may provide the Company favorable pricing and price protection in the event the vendor reduces its prices.

        In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company as of October 31, 2000 and the results of operations for the three months ended October 31, 2000 and 1999 and cash flows for the three months ended October 31, 2000 and 1999. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended July 31, 2000, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

2. Net Income Per Share

        Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company’s common stock during each respective period. Stock options and warrants representing 210,000 and 833,100 shares for the three months ended October 31, 2000 and 1999, respectively, are excluded from the calculation of diluted net income per share when the result would be antidilutive. The following table reconciles the denominators of the basic and diluted per share computations. For each period, the numerator is the net income as reported.

                                                    (shares in thousands)
                                               Three months ended October 31,
                                             2000                  1999
                                             ----                  ----
                                                Per share             Per share
                                    Shares      amount      Shares    amount
                                    ------      ------      ------    ------
      Basic                           8,133        $0.08      8,074     $0.13
                                                   =====                =====
      Effect of dilutive  options        89                       2
                                         --                       -

      Diluted                         8,222        $0.08      8,076     $0.13
                                      =====        =====      =====     =====
3. Statement of Cash Flow Information Supplemental disclosure of cash flow information:
                                                 Three months ended October 31,
                                                    2000             1999
                                                    ----             ----
                                                        (in thousands)
      Cash paid for income taxes                     $62             $745
                                                     ===             ====

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of operations of Manchester should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K. This discussion and analysis contains certain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in those forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth below, those set forth in the Company's Annual Report on Form 10-K for the year ended July 31, 2000, and those set forth in the Company's other filings from time to time with the Securities and Exchange Commission.

General

        We are an integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. We offer our customers single-source solutions customized to their information systems needs by integrating analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. To date, most of our revenue has been derived from product sales. We generally do not develop or sell software products. However, certain computer hardware products sold by us are loaded with prepackaged software products.

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

        Certain manufacturers offer market development funds, cooperative advertising and other promotional programs to systems integrators, distributors and computer resellers. We rely on these funds for many of our advertising and promotional campaigns. In recent years, manufacturers have generally reduced their level of support with respect to these programs, which has required us to increase spending of our own funds to obtain the same level of advertising and promotion. If manufacturers continue to reduce their level of support for these programs, or discontinue them altogether, we would have to further increase our advertising and promotion spending, which may have a material adverse effect on our business, financial condition and results of operations.

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

        Rapid product improvement and technological change characterize the computer industry. This results in relatively short product life cycles and rapid product obsolescence, which can place inventory at considerable valuation risk. Certain of our suppliers provide limited price protection to us, which is intended to reduce the risk of inventory devaluation due to price reductions on current products. Certain of our suppliers also provide stock balancing to us pursuant to which we are able to return unsold inventory to a supplier as a partial credit against payment for new products. There are often restrictions on the dollar amount of inventory that we can return at any one time. Price protection and stock balancing may not be available to us in the future, and, even if available, these measures may not provide complete protection against the risk of excess or obsolete inventories. During fiscal 2000, certain manufacturers reduced the period for which they provide price protection and stock balancing rights. Although we maintain a sophisticated proprietary inventory management system, we can't assure you that we will continue to successfully manage our existing and future inventory. Our failure to successfully manage our current or future inventory may have a material adverse effect on our business, financial conditions and results of operations.

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

Results of Operations

         The following table sets forth, for the periods indicated, information derived from our Condensed Consolidated Statements of Income expressed as a percentage of related revenue or total revenue.

                                Percentage of Revenues
                                  Three Months Ended
                                      October 31,
                                      -----------
                                    2000     1999
                                    ----     ----
Product Sales ................      98.0%    97.1%
Services .....................       2.0      2.9
                                     ---      ---
     Total revenue ...........     100.0    100.0
                                   -----    -----
Cost of Product Sales ........      88.4     85.6
Cost of Services .............      67.9     69.6
                                    ----     ----
     Cost of revenue .........      88.0     85.1
                                    ----     ----

Product Gross Profit .........      11.6     14.4
Services Gross Profits .......      32.1     30.4
                                    ----     ----
     Gross Profit ............      12.0     14.9

Selling, general and
   administrative expenses ...      10.9     12.3
                                    ----     ----
Income from operations .......       1.1      2.6
Interest and other income, net       0.2      0.2
                                     ---      ---
Income before income taxes ...       1.3      2.8
Provision for income taxes ...       0.5      1.1
                                     ---      ---
Net income ...................       0.8%     1.7%
                                     ===      ===

Three Months Ended October 31, 2000 Compared to Three Months Ended October 31, 1999

        Revenue.

        Our revenue increased $15.8 million (24.1%) from $65.4 million for the three months ended October 31, 1999 to $81.1 million for the three months ended October 31, 2000. Product revenue increased by $16.1 million (25.3%) due primarily to increases in shipments of monitors and displays as well as increases in shipments of computers partially offset by lower average selling prices for personal computers. Service revenue decreased $285,000 (14.9%) due primarily to lower revenues generated by our permanent and temporary staffing division.

        Gross Profit.   Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit increased $14,000 (0.1%) from $9.7 million for the first quarter of fiscal 1999 to $9.8 million for the most recent fiscal quarter. Gross profit from the sale of products increased by $73,000 while gross profit from the sale of services decreased by $59,000. The changes in gross profit primarily result from the changes in revenue discussed above. As a percentage of revenue, gross profit decreased to 12.0% in the first quarter of fiscal 2001 as compared to 14.9% in fiscal 2000. Increased competitive pressures, changes in types of products and services sold, reductions in volume incentives available from manufacturers all contributed to the reduction in gross profit margins despite the increase in revenues discussed above.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $866,000 or 10.8% from $8.0 million in the first quarter of fiscal 2000 to $8.9 million in the first quarter of fiscal 2001. This increase is principally a result of higher salaries, personnel and commission costs as well as higher bad debt expense and depreciation and amortization expense partially offset by lower insurance costs.

        Interest and Investment Income. Interest and investment income increased by $78,000 due to higher cash balances available for investments as well as higher interest rates.

        Provision for Income Taxes. The effective income tax rate decreased slightly to 40.3% of pretax income in the current period compared to 41.0% of pretax income in the prior year’s period.

Liquidity and Capital Resources

        Our primary sources of financing have been internally generated working capital from profitable operations and a line of credit from financial institutions.

        For the three months ended October 31, 2000, cash used in operating activities was $5.9 million consisting primarily of increases in inventory and, a decrease in accounts payable and accrued expenses, partially offset by net income, depreciation and amortization and a decrease in prepaid income taxes. Our accounts receivable and accounts payable and accrued expenses, balances as well as our investment in inventory can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, our experience is that increases in accounts receivable, inventory and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels. In addition, during the three months ended October 31, 2000 we used approximately $207,000 for capital expenditures, and $574,000 to repurchase and retire common stock.

        We have an available line of credit with financial institutions in the aggregate amount of $15.0 million. No amounts were outstanding under this line as of October 31, 2000.

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

New Accounting Pronouncements

        Effective August 1, 2000, we implemented t he provisions of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The adoption of this new standard did not have a material impact on our consolidated financial statements.

PART II - OTHER INFORMATION
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

                                          MANCHESTER EQUIPMENT CO., INC.                                         BR>.
                                          (Registrant)

DATE:  December 12, 2000                  /s/ Barry Steinberg
                                            ------------------
                                          Barry Steinberg
                                          President and Chief Executive Officer

DATE:  December 12, 2000                   /s/ Joseph Looney
                                           ----------------
                                          Joseph Looney
                                          Chief Financial Officer