Form 10-Q
period 2001-01-31
MANCHESTER EQUIPMENT CO INC
filed 2001-03-14
CIK 1023876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

                         COMMISSION FILE NUMBER 0-21695

                          Manchester Technologies, Inc.
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

                         Manchester Equipment Co., Inc.
          (Former name or former address, if changed since last report)


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

     There were 8,013,850 outstanding shares of COMMON STOCK at March 12, 2001.

                 MANCHESTER TECHNOLOGIES, INC. AND SUBSIDIARIES


                                Table of Contents


PART I.     FINANCIAL INFORMATION                                          Page
-------     ---------------------

Item 1.     Condensed Consolidated Balance Sheets
                   January 31, 2001  (unaudited) and July 31, 2000            3


            Condensed Consolidated Statements of Income
                   Three months and six months ended
                    January 31, 2001 and 2000 (unaudited)                     4

            Condensed Consolidated Statements of Cash Flows
                   Six months ended January 31, 2001 and 2000 (unaudited)     5

            Notes to Condensed Consolidated Financial Statements              6

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results  of Operations                       7


PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders               13

Item 6.     Exhibits and Reports                                              13

Part I - FINANCIAL INFORMATION

ITEM 1.            Financial Statements

                 Manchester Technologies, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                     (in thousands except per share amounts)

                                                           January 31,  July 31,
                                                               2001      2000
                                                             Unaudited   -------
                                                             ---------

Assets:
  Cash and cash equivalents                                  $11,913    $16,156
  Accounts receivable, net                                    31,510     36,024
  Inventory                                                    7,835      6,797
  Deferred income taxes                                          579        579
  Prepaid income taxes                                           261        635
  Prepaid expenses and other current assets                      568        538
                                                                 ---        ---

         Total current assets                                 52,666     60,729

Property and equipment, net                                    6,435      6,329
Goodwill, net                                                  6,339      6,534
Deferred income taxes                                            673        673
Other assets                                                     318        308
                                                                 ---        ---

                                                             $66,431    $74,573
                                                              ======     ======


Liabilities
  Accounts payable and accrued expenses                      $21,302    $29,312
  Notes payable                                                    -         18
  Deferred service contract revenue                              721        946
                                                                 ---        ---

         Total current liabilities                            22,023     30,276

 Deferred compensation payable                                    34         34
                                                                  --    -------
         Total liabilities                                    22,057     30,310
                                                              ------     ------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000
   shares authorized, none issued                                  -          -
  Common stock, $.01 par value; 25,000 shares
   authorized, 8,014 and 8,159 issued and outstanding             80         82
  Additional paid-in capital                                  18,836     19,402
  Deferred compensation                                          (48)       (65)
  Retained earnings                                           25,506     24,844
                                                              ------     ------

         Total shareholders' equity                           44,374     44,263
                                                              ------     ------

                                                             $66,431    $74,573
                                                             =======    =======

See notes to condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                    Unaudited

                                       Three months ended    Six months ended
                                            January 31,          January 31,
                                         2001      2000       2001      2000
                                         ----      ----       ----      ----
Revenue
   Products                          $68,947    $68,916    $148,462   $132,364
   Services                            1,941      1,931       3,568    __3,843
                                       -----      -----       -----    --------
                                      70,888     70,847     152,030    136,207
                                      ------     ------     -------    -------

Cost of revenue
   Products                           60,762     60,691     131,043    114,978
   Services                            1,209      1,186       2,313      2,516
                                       -----      -----       -----      -----
                                      61,971     61,877     133,356    117,494
                                      ------      ------    -------    -------

       Gross profit                    8,917      8,970      18,674     18,713

Selling, general and
    administrative expenses            8,973      7,727      17,858     15,746
                                       -----      -----      ------     ------

       Income (loss) from operations     (56)     1,243         816      2,967

Interest expense                           -         (1)          -         (2)
Interest income                           95        153         291        271
                                          --        ---         ---        ---

       Income  before income taxes        39      1,395       1,107      3,236

Provision for income taxes                15        570         445      1,325
                                          --        ---         ---      -----

       Net income                        $24       $825        $662     $1,911
                                          ==        ===         ===      =====

Net Income per share
   Basic                               $0.00      $0.10       $0.08      $0.24
                                        ====      =====        ====       ====
   Diluted                             $0.00      $0.10       $0.08      $0.24
                                       =====      =====        ====       ====

Weighted average
  shares outstanding
     Basic                             8,014      8,042       8,074      8,058
                                       =====      =====       =====      =====
      Diluted                          8,014      8,069       8,118      8,072
                                       =====      =====       =====      =====




See notes to condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                       For the six months ended
                                                                 January 31,
                                                             2001         2000
                                                         (Unaudited)
                                                         -----------      ----
Cash flows from operating activities:

         Net income                                           $662       $1,911

  Adjustments to reconcile net income to net cash
   from operating activities:
         Depreciation and amortization                       1,035          939
         Increase (decrease) in allowance
          for doubtful accounts                                225          (99)
         Non cash compensation and commission expense           17           14
  Change in assets and liabilities:
         Decrease in accounts receivable                     4,289        1,658
         Increase in inventory                              (1,038)      (1,778)
         Decrease in prepaid income taxes                      374            -
         Increase in prepaid expenses and
             other current assets                              (30)        (147)
         (Increase) decrease in other assets                   (10)          81
         Increase (decrease) in accounts payable and
             accrued expenses                               (8,010)       3,545
         Increase (decrease) in deferred service
             contract revenue                                 (225)          14
         Decrease  in income taxes  payable                      -         (157)
                                                             ------        ----
         Net cash provided by (used in)
          operating activities                              (2,711)       5,981
                                                            ------        -----


Cash flows from investing activities:
         Capital expenditures                                 (946)        (796)
                                                              ----         ----


              Net cash used in investing activities           (946)        (796)
                                                              -----         ---

Cash flows from financing activities:
       Payments on notes payable                               (18)           -
       Payments on capital lease obligation                      -          (58)
       Purchase and retirement of common stock                 (574)       (133)
       Issuance of common stock upon exercise of options          6           -
                                                               ----        ----
              Net cash used in financing activities            (586)       (191)
                                                               ----         ---


      Net increase (decrease) in cash and cash equivalents   (4,243)      4,994
       Cash and cash equivalents at beginning of period      16,156       5,749
                                                             ------       -----
         Cash and cash equivalents at end of period         $11,913     $10,743
                                                            =======     =======

      See notes to condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements

   1.    Organization and Basis of Presentation

          Manchester Technologies, Inc., formerly Manchester Equipment Co., Inc., ("Manchester," "we," "us," or the "Company") is a single-source solutions provider specializing in hardware and software procurement, custom networking, storage, enterprise and Internet solutions. Manchester engineers provide answers to companies' MIS needs by combining comprehensive analysis, design and integration services with a complete line of competitively price products and peripherals from the industry's leading vendors.


          Sales of hardware, software and networking products comprise the majority of the Company's revenue. The Company has entered into agreements with certain suppliers and manufacturers that may provide the Company favorable pricing and price protection in the event the vendor reduces its prices.


          In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company as of January 31, 2001 and the results of operations for the three and six months ended January 31, 2001 and 2000 and cash flows for the six months ended January 31, 2001 and 2000. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended July 31, 2000, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

   2.    Net Income Per Share

          Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Stock options and warrants representing 899,000 and 140,000 shares for the three months ended January 2001 and 2000, respectively, 554,000 and 487,000 shares for the six months ended January 31, 2001 and 2000 respectively, are excluded from the calculation of diluted net income per share when the result would be antidilutive. The following table reconciles the denominators of the basic and diluted per share computations. For each period, the numerator is the net income as reported.

                                                       (shares in thousands)
                             Three months ended January 31,                  Six months ended January 31,,
                                2001               2000                      2001                   2000
                                ----               ----                      ----                   ----
                                   Per share              Per share                 Per share             Per share
                   Shares           amount      Shares    amount        Shares      amount       Shares amount
                   ------           ------      ------    ------        ------      ------       ------ ------
         Basic           8,014        $0.00      8,042      $0.10        8,074        $0.08        8,058    $0.24
                                      =====                 =====                     =====                 =====

         Effect of
          dilutive
           options           -                       27                     44                        14
                           ---                     ----                     --                      ----

         Diluted         8,014        $0.00      8,069      $0.10        8,118        $0.08        8,072    $0.24
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

          Operating results of Texport and LTG are included in the condensed consolidated statements of income from the date of acquisition. The estimated fair value of assets and liabilities acquired was $1.6 million and $2.2 million, respectively. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was approximately $995,000, which is being amortized on a straight-line basis over 20 years. The pro forma results of operations, assuming the acquisition had taken place August 1, 1999, for Texport and LTG for the quarter and six months ended January 31, 2000 have not been reflected as they are deemed to be immaterial.

4. Statement of Cash Flow Information

      Supplemental disclosure of cash flow information:

                                                 Six months ended January 31,
                                                 2001                2000
                                                 ----                ----
                                                    (in thousands)
      Cash paid for income taxes                       $93           $1,429
                                                       ====          =======


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


General

     We are a single-source solutions provider specializing in hardware and software procurement, custom networking, storage enterprises and Internet solutions. Our engineers provide answers to companies' MIS needs by combining comprehensive analysis, design and integration services with a complete line of competitively priced products and peripherals from the industry's leading vendors. To date, most of our revenue has been derived from product sales. We generally do not develop or sell software products. However, certain computer hardware products sold by us are loaded with packaged software products.

     The computer industry is characterized by a number of potentially adverse business conditions, including pricing pressures, evolving distribution channels, market consolidation and a decline in the rate of growth in sales of personal computers. Heightened price competition among various hardware manufacturers may result in reduced per unit revenue and declining gross profit margins. As a result of the intense price competition within our industry, we have experienced increasing pressure on our gross profit and operating margins with respect to our sale of products. Our inability to compete successfully on the pricing of products sold, or a continuing decline in gross margins on products sold due to adverse industry conditions or competition, may have a material adverse effect on our business, financial condition and results of operations.

     We have recently experienced a reduction in demand for computer products. We believe that this reduction coincides with overall slow down in economic activity being experienced in the U.S. We cannot predict when the economic slow down will end or if the end of the slow down will result in an increase in demand for computer products. A continued slow down, or an end to the slow down without an increase in such demand, could have a material adverse impact on our financial condition and results of operations.

     An integral part of our strategy is to increase our value-added services revenue. These services generally provide higher operating margins than those associated with the sale of products. This strategy requires us, among other things, to attract and retain highly skilled technical employees in a competitive labor market, provide additional training to our sales representatives and enhance our existing service management system. We cannot predict whether we will be successful in increasing our focus on providing value-added services, and the failure to do so may have a material adverse effect on our business, results of operations and financial condition.

     Our strategy also includes expanding our presence in the New York metropolitan area by increasing the sales and service capabilities in our New York City office and enlarging our sales, service and training capabilities at our Long Island headquarters as well as expanding geographically into growing business centers in the eastern half of the United States. We cannot assure you that the expansion of our New York metropolitan area operations will increase profits generated by such operations, that the opening of new offices will prove profitable, or that these expansion plans will not substantially increase future capital expenditures or other expenditures. The failure of this component of our strategy may materially adversely affect our business, results of operations and financial condition.

     To date, our success has been based primarily upon sales in the New York Metropolitan area. Our strategy, encompassing the expansion of service offerings, the expansion of existing offices and the establishment of new regional offices, has challenged and will continue to challenge our senior management and infrastructure. We cannot predict our ability to respond to these challenges. If we fail to effectively manage our planned growth, there may be a material adverse effect on our business, results of operations and financial condition.

     In  addition,  the success of our  strategy  depends in large part upon our ability to attract and retain highly skilled technical personnel and sales representatives, including independent sales representatives, in a very competitive labor market. Our ability to grow our service offerings has been somewhat limited by a shortage of qualified personnel, and we cannot assure you that we will be able to attract and retain such skilled personnel and representatives. The loss of a significant number of our existing technical personnel or sales representatives, difficulty in hiring or retaining additional technical personnel or sales representatives, or reclassification of our sales representatives as employees may have a material adverse effect on our business, results of operations and financial condition.

     The computer industry is characterized by intense competition. We directly compete with local, regional and national systems integrators, value-added resellers and distributors as well as with certain computer manufacturers that market through direct sales forces and/or the Internet. The computer industry has recently experienced a significant amount of consolidation through mergers and acquisitions, and manufacturers of personal computers may increase competition by offering a range of services in addition to their current product and service offerings. In the future, we may face further competition from new market entrants and possible alliances between existing competitors. In addition, certain suppliers and manufacturers may choose, or may have already chosen, to market products directly to end users through a direct sales force and/or the Internet rather than or in addition to channel distribution, and may also choose to market services, such as repair and configuration services, directly to end users. Some of our competitors have or may have, greater financial, marketing and other resources, and may offer a broader range of products and services, than us. As a result, they may be able to respond more quickly to new or emerging technologies or changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing or devote greater resources to the promotion of their products and services. We may not be able to compete successfully in the future with these or other current or potential competitors.

     Our business is dependent upon our relationships with major manufacturers and distributors in the computer industry. Many aspects of our business are affected by our relationships with major manufacturers, including product availability, pricing and related terms, and reseller authorizations. The increasing demand for personal computers and ancillary equipment has resulted in significant products shortages from time to time, because manufacturers have been unable to produce sufficient quantities of certain products to meet demand. We cannot predict that manufacturers will maintain an adequate supply of these products to satisfy all the orders of our customers or that, during periods of increased demand, manufacturers will provide products to us, even if available, or at discounts previously offered to us. In addition, we cannot assure you that the pricing and related terms offered by major manufacturers will not adversely change in the future. Our failure to obtain an adequate supply of products, the loss of a major manufacturer, the deterioration of our relationship with a major manufacturer or our inability in the future to develop new relationships with other manufacturers may have a material adverse effect on our business, financial condition and results of operations.

     Certain manufacturers offer market development funds, cooperative advertising and other promotional programs to systems integrators, distributors and computer resellers. We rely on these funds for some of our advertising and promotional campaigns. In recent years, manufacturers have generally reduced their level of support with respect to these programs, which has required us to increase spending of our own funds to obtain the same level of advertising and promotion. If manufacturers continue to reduce their level of support for these programs, or discontinue them altogether, we would have to further increase our advertising and promotion spending, which may have a material adverse effect on our business, financial condition and results of operations.

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

     Rapid product improvement and technological change characterize the computer industry. This results in relatively short product life cycles and rapid product obsolescence, which can place inventory at considerable valuation risk. Certain of our suppliers provide limited price protection to us, which is intended to reduce the risk of inventory devaluation due to price reductions on current products. Certain of our suppliers also provide stock balancing to us pursuant to which we are able to return unsold inventory to a supplier as a partial credit against payment for new products. There are often restrictions on the dollar amount of inventory that we can return at any one time. Price protection and stock balancing may not be available to us in the future, and, even if available, these measures may not provide complete protection against the risk of excess or obsolete inventories. During fiscal 2000, certain manufacturers reduced the period for which they provide price protection and stock balancing rights. Although we maintain a sophisticated proprietary inventory management system, we cannot assure you that we will continue to successfully manage our existing and future inventory. Our failure to successfully manage our current or future inventory may have a material adverse effect on our business, financial conditions and results of operations.

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

     As a result of the rapid changes that are taking place in computer and networking technologies, product life cycles are short. Accordingly, our product offerings change constantly. Prices of products change, with generally higher prices early in the life cycle of the product and lower prices near the end of the product's life cycle. The computer industry has experienced rapid declines in average selling prices of personal computers. In some instances, we have been able to offset these price declines with increases in units shipped. There can be no assurance that average selling prices will not decline or that we will be able to offset declines in average selling prices with increases in units shipped.

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

                                               Percentage of Revenue
                                          Three Months Ended   Six Months Ended
                                                January 31,    January 31,
                                            2001      2000      2001    2000
                                            ----      -----     ----    -----
           Product sales                    97.3%     97.3%     97.7%     97.2%
           Services                          2.7       2.7       2.3       2.8
                                             ---       ---       ---      ----
                Total revenue              100.0     100.0     100.0     100.0
                                           -----     -----     -----     -----

           Cost of product sales            88.1      88.1      88.3      86.9
           Cost of services                 62.3      61.4      64.8      65.5
                                            ----      ----      ----      ----

                Cost of revenue             87.4      87.3      87.7      86.3
                                           -----      ----      ----      ----

           Product gross profit             11.9      11.9      11.7      13.1
           Services gross profit            37.7      38.6      35.2      34.5
                                            ----      ----      ----      ----

                Gross profit                12.6      12.7      12.3      13.7

           Selling, general and
              administrative expenses       12.7      10.9      11.8      11.5
                                            ----      ----      ----      ----
           Income (loss) from operations    (0.1)      1.8       0.5       2.2
           Interest and other income, net     0.1       0.2      0.2       0.2
                                             ---       ---       ---       ---
           Income before income taxes        0.0       2.0       0.7       2.4
           Provision for income taxes        0.0       0.8       0.3       1.0
                                             ---       ---       ---       ---
           Net income                        0.0%      1.2%      0.4%      1.4%
                                             ===       ===       ===       ===

Three Months Ended January 31, 2001 Compared to Three Months Ended January 31, 2000


     Revenue. The Company's revenue increased $41,000 or 0.1% from $70.8 million for the three months ended January 31, 2000 to $70.9 million for the three months ended January 31, 2001. Product revenue increased by $31,000 due primarily to increases in shipments of computers and displays, offset by lower per unit prices for computers. Service revenue increased $10,000 to $1,941,000 from $1,931,000 in the same quarter last year.


     Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit decreased $53,000 or 0.6% from $9.0 million for the second quarter of fiscal 2000 to $8.9 million for the most recent fiscal quarter. Gross profit from the sale of products decreased by $40,000 while gross profit from the sale of services decreased by $13,000. The changes in gross profit primarily result from the changes in revenue discussed above. As a percentage of revenue, gross profit decreased to 12.6% in the second quarter of fiscal 2001 as compared to 12.7% in fiscal 2000 reflecting continued pressure on margins both for computer products and displays. Competitive pressures, changes in types of products or services sold and product availability result in fluctuations in gross profit.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.2 million or 16.1% from $7.7 million in the second quarter of fiscal 2000 to $9.0 million in the second quarter of fiscal 2001. This increase is principally a result of higher payroll and related costs associated particularly with higher volume being experienced at our Electrograph division as well as the payroll and overhead costs associated with our Rochester, NY office which was acquired in March 2000 through the acquisition of Texport Technology Group, Inc. (Texport) and Learning Technology Group, LLC
(LTG). In addition, the Company has incurred higher bad debt expense as well as marketing and related costs in connection with its effort to launch new products and improve brand recognition.

     Interest Income. Interest income decreased from $153,000 in the second quarter of 2000 to $95,000 in the second quarter of 2001 due to lower cash balances available for investment as well as lower interest rates received on investments.

     Provision for Income Taxes. The effective income tax rate decreased to 38% in the current period compared to 41% of pre-tax income in the prior year period.

Six Months Ended January 31, 2001 Compared to Six Months Ended January 31, 2000

     Revenue. The Company's revenue increased by $15.8 million or 11.6% from $136.2 million for the six months ended January 31, 2000 to $152.0 million for the six months ended January 31, 2001. Revenue from the sale of products increased by $16.1 million (12.2%) while revenue from service offerings decreased by $275,000 (7.2 %) The increases in product revenue were largely attributable to growth in shipments of computers, displays and peripherals partially offset by lower average selling prices for computers.

     Gross Profit.Gross profit decreased by $39,000 (0.2%) to $18.7 million for the first six months of fiscal 2001 from $18.7 million in the comparable period a year ago. Gross profit from product sales increased by 0.2% ($33,000) from $17.4 million in the first six months of fiscal 2000 to $17.4 million in the most recent six month period. Service offerings generated $1.3 million of gross profit in the first six months of both fiscal 2001 and 2000. Gross margin percentages declined in the recent period due to generally lower vendor incentives on computer and display products and the highly competitive marketplace for computer products.

     Selling, General and Administrative Expenses. Selling general and administrative expenses increased by $2.1 million or 13.4% from $15.7 million for the first six months of fiscal 2000 to $17.9 million for the first six months of fiscal 2001. The increase is principally due to higher salaries and personnel costs, as well as higher bad debt expenses

     Interest Income. Interest income increased due to higher cash balances available for investment.

     Provision for Income Taxes. The effective income tax rate decreased slightly to 40.2% for the first six months of fiscal 2001 from 40.9% for the first six months of fiscal 2000.

Liquidity and Capital Resources

     The Company's  primary sources of financing have been internally  generated
working   capital  from   operations   and  a  line  of  credit  from  financial
institutions.

     For the six months ended January 31, 2001, cash used by operating activities was $2.7 million consisting primarily of a decrease of $8.0 million in accounts payable and accrued expenses and an increase in inventory of $1.0 million. These uses of cash were partially offset by a decrease in accounts receivable ($4.3 million) as well as net income ($0.7 million) and depreciation and amortization ($1.0 million). The Company also spent approximately $900,000 in capital expenditures and $600,000 for the repurchase of its common stock during the six months ended January 31, 2001. The Company's accounts receivable and accounts payable and accrued expenses balances as well as its investment in inventory can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, the Company's experience is that increases in accounts receivable, inventory and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels


     The Company has available a line of credit with financial institutions in the aggregate amount of $15.0 million. No amounts were outstanding under this line as of January 31, 2001.

     The Company believes that its current balances in cash and cash equivalents, expected cash flows from operations and available borrowings under the line of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 2001. The Company currently has no material commitments for capital expenditures. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory and the purchase of equipment and expansion of facilities, the possible opening of new offices, potential acquisitions, and expansion of the Company's service and e-commerce capabilities.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Shareholders held on January 17, 2001, the following proposals were adopted by the margins indicated:

     (1) Elect six Directors to serve until the 2002 Annual Meeting of Shareholders;

                                                                                         Broker
             Nominee                        For            Withheld         Abstain      Non-votes
             --------------                 ---            --------         -------      ---------
          Barry R. Steinberg             7,142,664          684,715        35,800          0
          Joel G. Stemple                7,142,664          684,715        35,800          0
          Joel Rothlein                  7,142,664          684,715        35,800          0
          Bert Rudofsky                  7,142,664          684,715        35,800          0
          Michael E. Russell             7,142,664          684,715        35,800          0
          Julian Sandler                 7,142,664          684,715        35,800          0


(2) Vote on an amendment of our Certificate of Incorporation to change our name to "Manchester Technologies, Inc."

                                                                      Broker
                       For        Against             Abstain         Non-votes
                       ---        -------             -------         ---------
                    7,790,579    35,800              1,000            0

(3) Vote on an amendment to our Amended and Restated 1996 Incentive and Non-Incentive Stock Option Plan to increase the number of shares of Common
     Stock reserved for issuance under the Plan from 1,100,000 to 2,600,000 shares.

                                                                     Broker
                   For           Against            Abstain          Non-votes
                   ---           -------            -------          ---------
                  5,583,121      849,482             9,200          1,385,576

(4)  Vote on a proposal to approve the Company's Executive Incentive Bonus Plan.

                                                                   Broker
                  For           Against             Abstain        Non-votes
                  ---           -------             -------        ---------
                 6,238,764      195,108              7,931         1,385,576

(5) Vote on the ratification of the reappointment of KPMG LLP as independent auditors of the Company for the year ending July 31, 2001.

                                                                    Broker
                 For            Against            Abstain          Non-votes
                 ---            -------            -------          ---------
                7,792,083        33,165              2,131            0


     No other items were voted on at the Annual Meeting of Shareholders or during the quarter ended January 31, 2001.

      Item 6.     Exhibits and Reports

      (a)     Exhibits
              --------

                None.


      (b)     Reports on Form 8-K
              -------------------

      A Form 8-K was filed with the SEC on February 6, 2001 reporting that the Company had completed the change of its name to "Manchester Technologies, Inc."

                          MANCHESTER TECHNOLOGIES, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MANCHESTER TECHNOLOGIES., INC.
                                          ------------------------------
                                          (Registrant)


DATE:   March    14, 2001                  ss/  Barry Steinberg
                                          ----------------------
                                          Barry Steinberg
                                          President and Chief Executive Officer



DATE:   March   14, 2001                  ss/ Joseph Looney
                                          ------------------------------------

                                          Joseph Looney
                                          Vice President of Finance and
                                          Chief Financial Officer