Form 10-Q
period 2001-04-30
MANCHESTER EQUIPMENT CO INC
filed 2001-06-11
CIK 1023876

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended APRIL 30, 2001

                                       or

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


         There were 7,990,315 outstanding shares of COMMON STOCK at June 11,
2001.

                 MANCHESTER TECHNOLOGIES, INC. AND SUBSIDIARIES

                                Table of Contents

PART I.            FINANCIAL INFORMATION                                  Page
-------            ---------------------                                  ----

Item 1.            Condensed Consolidated Balance Sheets
                          April 30, 2001  (unaudited) and July 31, 2000      3

                   Condensed Consolidated Statements of Income
                          Three months and nine months  ended
                           April 30, 2001 and 2000 (unaudited)               4

                   Condensed Consolidated Statements of Cash Flows
                          Nine months ended April 30, 2001
                          and 2000 (unaudited)                               5

                   Notes to Unaudited Condensed Consolidated
                          Financial Statements                               6

Item 2.            Management's Discussion and Analysis of Financial
                          Condition and Results  of Operations               8


PART II.           OTHER INFORMATION



Item 6.            Exhibits and Reports                                    14

Part I - FINANCIAL INFORMATION

ITEM 1.            Financial Statements

                 Manchester Technologies, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                     (in thousands except per share amounts)

                                                  April 30, 2001   July 31, 2000
                                                   (Unaudited)
                                                   ------------     ----------
  Cash and cash equivalents                            $15,469        $16,156
  Accounts receivable, net                              28,135         36,024
  Inventory                                             10,240          6,797
  Deferred income taxes                                    579            579
  Prepaid income taxes                                     194            635
  Prepaid expenses and other current assets                662            538
                                                           ---            ---

         Total current assets                           55,279         60,729

Property and equipment, net                              6,449          6,329
Goodwill, net                                            6,249          6,534
Deferred income taxes                                      673            673
Other assets                                               248            308
                                                           ---            ---

                                                       $68,898        $74,573
                                                        ======         ======

Liabilities:
  Accounts payable and accrued expenses               $ 23,139        $29,312
  Notes payable                                              -             18
  Deferred service contract revenue                        651            946
                                                           ---            ---

         Total current liabilities                      23,790         30,276


  Deferred compensation payable                             34             34
                                                        ------         ------
         Total liabilities                              23,824         30,310
                                                        ------         ------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000
   shares authorized, none issued                            -              -
  Common stock, $.01 par value; 25,000
   shares authorized, 7,990 and 8,159 issued
   and outstanding                                          80             82
  Additional paid-in capital                            18,866         19,402
  Deferred compensation                                    (43)           (65)
  Retained earnings                                     26,171         24,844
                                                        ------         ------
         Total shareholders' equity                     45,074         44,263
                                                       ------         ------

                                                       $68,898        $74,573
                                                       =======        =======

See notes to condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                    Unaudited

                                    Three months ended    Nine months ended
                                         April 30,             April 30,
                                      2001     2000         2001       2000
                                      ----     ----         ----       ----
Revenue
       Products                     $66,522   $80,424    $214,984   $212,788
        Services                      2,076     1,443       5,644      5,286
                                    -------   -------    --------   --------
                                     68,598    81,867     220,628    218,074
                                    -------   -------    --------   --------

Cost of revenue
       Products                      57,151    69,367     188,194    184,345
       Services                       1,682     1,249       3,995      3,765
                                    -------   -------    --------   --------
                                     58,833    70,616     192,189    188,110
                                    -------   -------    --------   --------

       Gross profit                   9,765    11,251      28,439     29,964

Selling, general and
    administrative expenses           8,734     8,860      26,592     24,606
                                    -------   -------    --------   --------

       Income from operations         1,031     2,391       1,847      5,358

Interest expense                         --        (2)         --         (4)
Interest income                         116       211         407        482
                                    -------   -------    --------   --------

       Income before income taxes     1,147     2,600       2,254      5,836


Provision for income taxes              482     1,105         927      2,430
                                    -------   -------    --------   --------

Net income                          $   665   $ 1,495    $  1,327   $  3,406
                                    =======   =======    ========   ========


Net income per share

   Basic                              $0.08     $0.18       $0.16      $0.42
                                       ====     =====       =====      =====
   Diluted                            $0.08     $0.18       $0.16      $0.42
                                      =====     =====       =====      =====

Weighted average
  shares outstanding

  Basic                               8,005     8,155       8,051      8,090
                                      =====     =====       =====      =====
  Diluted                             8,005     8,456       8,080      8,200
                                      =====     =====       =====      =====

See notes to condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                              For the nine months ended April 30,
                                                                                         2001                    2000
                                                                                (Unaudited)
                                                                                ------------------
Cash flows from operating activities:
         Net income                                        $  1,327    $  3,406

 Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                        1,636       1,491
         Allowance (recovery) for doubtful accounts             405        (141)
         Stock compensation expense                              22          20
         Tax benefit from exercise of options                    77          --

  Change in assets and liabilities, net of the effects of acquisition:
         Decrease (increase) in accounts receivable           7,484     (11,909)
         Increase in inventory                               (3,443)     (6,086)
         Decrease in prepaid income taxes                       441          --
         Increase  in prepaid expenses and
             other current assets                              (124)       (139)
         Decrease in other assets                                60          90
         Increase (decrease) in accounts payable and
             accrued expenses                                (6,173)     24,218
         Decrease in deferred service revenue                  (295)         (6)
         Increase  in income taxes  payable                      --         246
                                                              -----       -----
       Net cash provided by operating activities              1,417      11,190

Cash flows from investing activities:
       Capital expenditures                                  (1,471)     (1,192)
       Payments for acquisitions, net of cash acquired           --        (240)
                                                              ------      ------
         Net cash used in investing activities               (1,471)     (1,432)
                                                             -------      ------
Cash flows from financing activities:
       Net repayments of borrowings                             --        (648)
       Payments on notes payable                               (18)         (2)
       Payments on capital lease obligations                    --         (81)
       Purchase and retirement of  common stock               (621)       (518)
       Issuance of common stock upon exercise of options         6         409
                                                            ------       -----

            Net cash used in financing activities             (479)       (840)
                                                             ------      ------

Net (decrease) increase in cash and cash equivalents          (687)      8,918
       Cash and cash equivalents at beginning of period     16,156       5,749
                                                            ------      ------
Cash and cash equivalents at end of period                $ 15,469    $ 14,667
                                                          ========    ========

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

          Sales of hardware, software and networking products comprise the majority of the Company's revenue. The Company has entered into agreements with certain suppliers and manufacturers that may provide the Company favorable pricing and price protection in the event a vendor reduces its prices.


          In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company as of April 30, 2001 and the results of operations for the three and nine months ended April 30, 2001 and 2000 and cash flows for the nine months ended April 30, 2001 and 2000. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended July 31, 2000, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

   2.    Net Income Per Share

          Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Stock options and warrants representing 881,000 and 250,000 shares for the three months ended April 30, 2001 and 2000, respectively, and 663,000 and 589,000 shares for the nine months ended April 30, 2001 and 2000, respectively, have been excluded from the calculation of diluted net income per share as they are antidilutive. The following table reconciles the denominators of the basic and diluted per share computations. For each period, the numerator is the net income as reported.


                                                             (shares in thousands)
                             Three months ended April 30,                    Nine months ended April 30,
                                2001               2000                      2001                   2000
                                ----               ----                      ----                   ----
                                   Per share              Per share                 Per share             Per share
                   Shares           amount      Shares    amount        Shares      amount       Shares amount
                   ------           ------      ------    ------        ------      ------       ------ ------
         Basic           8,005        $0.09      8,155      $0.18        8,051        $0.17        8,090    $0.42
                                      =====                 =====                      ====                 =====

         Effect of
          dilutive
           options           -                     301                      29                       110
                           ---                     ---                      --                       ----

         Diluted         8,005        $0.09      8,456      $0.18        8,080        $0.17        8,200    $0.42
                         =====        =====      =====       =====       ======       =====        =====    =====


3. Acquisition of Texport Technology Group, Inc. and Learning Technology Group, LLC.

          On March 22, 2000, the Company acquired all of the outstanding ownership interests of Texport Technology Group, Inc. ("Texport") and Learning Technology Group, LLC ("LTG"), affiliated entities engaged in reselling and providing of microcomputer services and peripherals to companies in the greater Rochester, New York area. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $0.4 million plus a potential future contingent payment. A contingent payment of up to $750,000 will be payable on March 22, 2002 based upon achieving certain agreed upon increases in revenue and pretax earnings. The cash payment at closing was made from the Company's cash balances. The selling owners received employment agreements that also provided for the issuance of 10,000 shares of common stock. The fair value of the common stock, amounting to $61,250, was recorded as deferred compensation and is being expensed over the three-year vesting period. In connection with the acquisition, the Company assumed approximately $648,000 of bank debt, which was subsequently repaid.

          Operating results of Texport and LTG are included in the condensed consolidated statements of income from the date of acquisition. The estimated fair value of assets and liabilities acquired was $1.6 million and $2.2 million, respectively. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired was approximately $995,000, which is being amortized on a straight-line basis over 20 years. The difference between the reported and the pro forma results of operations, assuming the acquisition had taken place August 1, 1999, for Texport and LTG for the quarter and nine months ended April 30, 2000 have not been reflected as they are deemed to be immaterial.


4.       Statement of Cash Flow Information

      Supplemental disclosure of cash flow information:

                                                    Nine months ended April 30,
                                                    2001                2000
                                                    ----                ----
                                                       (in thousands)
      Cash paid for income taxes                          $93           $1,892
                                                           ==            =====

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

General
-------

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

     We have recently experienced a reduction in demand for computer products. We believe that this reduction coincides with an overall slowdown in economic activity being experienced in the U.S. We cannot predict when the economic slowdown will end or if the end of the slowdown will result in an increase in demand for computer products. A continued slowdown, or an end to the slowdown without an increase in such demand, could have a material adverse impact on our financial condition and results of operations.


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

     In addition, the success of our strategy depends in large part upon our ability to attract and retain highly skilled technical personnel and sales representatives, including independent sales representatives, in a labor market that remains very competitive. Our ability to grow our service offerings has been somewhat limited by a shortage of qualified personnel, and we cannot assure you that we will be able to attract and retain such skilled personnel and representatives. The loss of a significant number of our existing technical personnel or sales representatives, difficulty in hiring or retaining additional technical personnel or sales representatives, or reclassification of our sales representatives as employees may have a material adverse effect on our business, results of operations and financial condition.

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

     Our business is dependent upon our relationships with major manufacturers and distributors in the computer industry. Many aspects of our business are affected by our relationships with major manufacturers, including product availability, pricing and related terms, and reseller authorizations. The increasing demand for personal computers and ancillary equipment has resulted in significant product shortages from time to time, because manufacturers have been unable to produce sufficient quantities of certain products to meet demand. We cannot predict that manufacturers will maintain an adequate supply of these products to satisfy all the orders of our customers or that, during periods of increased demand, manufacturers will provide products to us, even if available, or at discounts previously offered to us. In addition, we cannot assure you that the pricing and related terms offered by major manufacturers will not adversely change in the future. Our failure to obtain an adequate supply of products, the loss of a major manufacturer, the deterioration of our relationship with a major manufacturer or our inability in the future to develop new relationships with other manufacturers may have a material adverse effect on our business, financial condition and results of operations.

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


     Rapid product improvement and technological change characterize the computer industry. This results in relatively short product life cycles and rapid product obsolescence, which can place inventory at considerable valuation risk. Certain of our suppliers provide limited price protection to us, which is intended to reduce the risk of inventory devaluation due to price reductions on current products. Certain of our suppliers also provide stock balancing to us pursuant to which we are able to return unsold inventory to a supplier as a partial credit against payment for new products. There are often restrictions on the dollar amount of inventory that we can return at any one time. Price protection and stock balancing may not be available to us in the future, and, even if available, these measures may not provide complete protection against the risk of excess or obsolete inventories. During fiscal 2000, certain manufacturers reduced the period for which they provide price protection and stock balancing rights. Although we maintain a sophisticated, proprietary inventory management system, we cannot assure you that we will continue to successfully manage our existing and future inventory. Our failure to successfully manage our current or future inventory may have a material adverse effect on our business, financial condition and results of operations.

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

      Results of Operations
      ---------------------

     The following table sets forth, for the periods indicated, information derived from our Condensed Consolidated Statements of Income expressed as a percentage of related revenue or total revenue.

                                                                 Percentage of Revenue
                                                      Three Months Ended         Nine Months Ended
                                                           April 30,                       April 30,
                                                           ----------                     ----------

                                                     2001           2000           2001         2000
                                                     ----           ----           ----         ----
            Product sales                            97.0%          98.2%         97.4%         97.6%
            Services                                  3.0            1.8           2.6           2.4
                                                      ---            ---           ---           ---
               Total revenue                        100.0          100.0         100.0         100.0
                                                    -----          -----         -----         -----

           Cost of product sales                     85.9           86.3          87.5          86.6
           Cost of  services                         81.0           86.6          70.8          71.2
                                                     ----           ----          ----          ----
                 Cost of revenue                     85.8           86.3          87.1          86.3
                                                     ----           ----          ----          ----

           Product gross profit                      14.1           13.7          12.5          13.4
           Services gross profit                     19.0           13.4          29.2          28.8
                                                     ----           ----          ----          ----
                Gross profit                         14.2           13.7          12.9          13.7

           Selling, general and

              administrative expenses                12.7           10.8          12.1          11.2
                                                     ----           ----          ----          ----
           Income from operations                     1.5            2.9           0.8           2.5
           Interest and other income, net             0.2            0.3           0.2           0.2
                                                      ---            ---           ---           ---
           Income before income taxes                 1.7            3.2           1.0           2.7
           Provision for income taxes                 0.7            1.4           0.4           1.1
                                                      ---            ---           ---           ---

           Net income                                 1.0%           1.8%          0.6%          1.6%
                                                      ===            ===           ===           ===


Three  Months  Ended April 30, 2001  Compared  with Three Months Ended April 30,
2000


     Revenue. The Company's revenue decreased $13.3 million or 16.2% from $81.9 million for the three months ended April 30, 2000 to $68.6 million for the three months ended April 30, 2001. Product revenue decreased by $13.9 million due primarily to decreases in shipments of computers as well as lower per unit prices for computers partially offset by increased shipments of displays. The Company has experienced a slowdown in orders for computer products reflecting the overall slowdown currently being experienced by the U.S. economy in general and the technology industry specifically. Service revenue increased $633,000 to $2.1 million from $1.4 million in the same quarter last year as a result of enhanced marketing efforts of the Company's services as well as increased sales of third-party services.

     Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit decreased $1.5 million or 13.2% from $11.3 million for the third quarter of fiscal 2000 to $9.8 million for the most recent fiscal quarter. Gross profit from the sale of products decreased by $1.7 million while gross profit from the sale of services increased by $200,000. The changes in gross profit primarily result from the changes in revenue discussed above. As a percentage of revenue, gross profit increased to 14.2% in the third quarter of fiscal 2001 as compared with 13.7% in fiscal 2000 reflecting additional rebates and volume discounts from manufacturers as well as improved margins on service offerings partially offset by continued pressures on margins for computer products. Competitive pressures, changes in types of products or services sold and product availability result in fluctuations in gross profit.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $126,000 or 1.4% from $8.9 million in the third quarter of fiscal 2000 to $8.7 million in the third quarter of fiscal 2001. This decrease is principally a result of lower officers' compensation and insurance costs partially offset by higher advertising and bad debts expense.

     Interest Income. Interest income decreased from $211,000 in the third quarter of 2000 to $116,000 in the third quarter of 2001 due to lower cash balances available for investment as well as lower interest rates received on investments.

     Provision for Income Taxes. The effective income tax rate decreased slightly to 42.0% in the current period compared with 42.5% of pre-tax income in the prior year period.

Nine Months Ended April 30, 2001 Compared with Nine Months Ended April 30, 2000


     Revenue. The Company's revenue increased by $2.6 million or 1.2% from $218.1 million for the nine months ended April 30, 2000 to $220.6 million for the nine months ended April 30, 2001. Revenue from the sale of products increased by $2.2 million (1.0%) while revenue from service offerings increased by $358,000 (6.8%). The increases in product revenue were largely attributable to growth in shipments of computers, displays and peripherals partially offset by lower average selling prices for computers. The growth in shipments of computers and peripherals reflects growth in the first quarter of the fiscal year. The two most recent quarters have seen declines in sales of these products as compared with last year.

     Gross Profit.Gross profit decreased by $1.5 million (5.1%) to $28.4 million for the first nine months of fiscal 2001 from $30.0 million in the comparable period a year ago. Gross profit from product sales decreased by 5.8% ($1.7 million) from $28.4 million in the first nine months of fiscal 2000 to $26.8 million in the most recent nine-month period. Service offerings generated $1.6 million of gross profit in the first nine months of fiscal 2001 as compared with $1.5 million in fiscal 2000. Gross margin percentages declined in the recent period due to generally lower vendor incentives on computer products and the highly competitive marketplace for computer products.

     Selling, General and Administrative Expenses. Selling general and administrative expenses increased by $2.0 million or 8.1% from $24.6 million for the first nine months of fiscal 2000 to $26.6 million for the first nine months of fiscal 2001. The increase is principally due to higher salaries and personnel costs, as well as higher bad debt expenses

     Interest Income. Interest income decreased due to lower cash balances available for investment as well as lower interest rates.

     Provision for Income Taxes. The effective income tax rate decreased slightly to 41.1% for the first nine months of fiscal 2001 from 41.6% for the first nine months of fiscal 2000 .

Liquidity and Capital Resources
-------------------------------

     The Company's primary sources of financing have been internally generated working capital from operations and a line of credit from financial institutions.

     For the nine months ended April 30, 2001, cash provided by operating activities was $1.4 million consisting primarily of net income of $1.3 million, depreciation and amortization of $1.6 million, $405,000 increase in the allowance for doubtful accounts and a reduction in accounts receivable of $7.5 million partially offset by a decrease of $6.2 million in accounts payable and accrued expenses and an increase in inventory of $3.4 million. The Company also spent approximately $1.5 million in capital expenditures and $621,000 for the repurchase of its common stock during the nine months ended April 30, 2001. The Company's accounts receivable and accounts payable and accrued expenses balances as well as its investment in inventory can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, the Company's experience is that increases in accounts receivable, inventory and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels.

     The Company has available a line of credit with financial institutions in the aggregate amount of $15.0 million. No amounts were outstanding under this line as of April 30, 2001.

     The Company believes that its current balances in cash and cash equivalents, expected cash flows from operations and available borrowings under the line of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 2002. The Company currently has no material commitments for capital expenditures. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory and the purchase of equipment and expansion of facilities, the possible opening of new offices, potential acquisitions, and expansion of the Company's service and e-commerce capabilities.

      PART II - OTHER INFORMATION



      Item 6.     Exhibits and Reports

      (a)     Exhibits

              None.

      (b)     Reports on Form 8-K

      None

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



                                         MANCHESTER TECHNOLOGIES., INC.
                                         ------------------------------
                                         (Registrant)



DATE:   June  11, 2001                    ss/    Barry Steinberg
                                         --------------------------
                                         Barry Steinberg
                                         President and Chief Executive Officer




DATE:   June  11, 2001                   ss/   Joseph Looney
                                         -------------------------------------
                                         Joseph Looney
                                         Vice President of Finance and
                                         Chief Financial Officer