Form 10-K
period 2001-07-31
MANCHESTER EQUIPMENT CO INC
filed 2001-10-29
CIK 1023876

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K


x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2001

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
   (State or other jurisdiction of              (I.R.S. Employer  I. D. Number)
    incorporation or organization)

    160 Oser Avenue                                 11788
  Hauppauge, New York                            (Zip Code)
(Address of principal executive offices)

    Registrant's telephone number,  including area code (631) 435-1199


                         Manchester Equipment Co., Inc.
        (Former name or former address, if changed from the last report)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                               ------------------

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES __X__ NO _____

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 19, 2001 was $ 5,615,854 (2,636,557 shares at a closing sale price of $2.13).

As of October 19, 2001, 7,990,215 shares of Common Stock ($.01 par value) of the Registrant were issued and outstanding.
                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                          MANCHESTER TECHNOLOGIES, INC.

                                    FORM 10-K
                            YEAR ENDED JULY 31, 2001
                                TABLE OF CONTENTS






Part I

Item 1.      Business                                                         3
Item 2.      Properties                                                      11
Item 3.      Legal Proceedings                                               12
Item 4.      Submission of Matters to a Vote of Security Holders             12


Part II

Item 5.      Market for the Registrant's Common Stock and
              Related Stockholder Matters                                    12
Item 6.      Selected Financial Data                                         13
Item 7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            14
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk      20
Item 8.      Financial Statements and Supplementary Data                     20
Item 9.      Change In and Disagreements with Accountants on
              Accounting and Financial Disclosure                            20


Part III

Item 10.     Directors and Executive Officers of the Registrant              21
Item 11.     Executive Compensation                                          23
Item 12.     Security Ownership of Certain Beneficial Owners
              and Management                                                 27
Item 13.     Certain Relationships and  Related Transactions                 28


Part IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                    46

Signatures   Chief Executive Officer, Chief Financial Officer,
              and Directors                                                  49

                                     PART I

This Report contains certain forward-looking statements that are based on current expectations. The actual results of Manchester Technologies, Inc. (the "Company") may differ materially from the results discussed herein as a result of a number of unknown factors. Such factors include, but are not limited to, there being no assurance that the Company will be successful in expanding its Internet presence, that the acquisitions of Electrograph Systems, Inc., Coastal Office Products, Inc., Texport Technology Group, Inc., Learning Technology Group, LLC, and Donovan Consulting Group, Inc. will add or continue to add to the Company's profitability, that the Company will be successful in its efforts to focus on value-added services, that the Company will be successful in attracting and retaining highly skilled technical personnel and sales representatives necessary to implement the Company's growth strategies, that the Company will not be adversely affected by continued intense competition in the computer industry, continued decreases in average selling prices of personal computers, a lack of product availability or deterioration in relationships with manufacturers, or a loss or decline in sales to any of its major customers. See "Products" and "Competition" in Part I, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report for a discussion of important factors that could affect the validity of any forward looking statements.

ITEM 1. Business

Our Company

         Manchester Technologies, Inc. ("Manchester" "we," "us," "our," or the "Company") is a single-source solutions provider specializing in hardware and software procurement, custom networking, storage, enterprise and Internet solutions. We offer our customers single-source solutions customized to their information systems needs by integrating our analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. Over the past 28 years, we have forged long-standing relationships with both customers and suppliers and capitalized on the rapid developments in the computer industry, including the shift toward client/server-based platforms.

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

         We offer our customers a variety of value-added services, such as consulting, integration and support services, together with a broad range of computer and networking products from leading vendors. Consulting services include systems design, performance analysis, and migration planning. Integration services include product procurement, configuration, testing and systems installation and implementation. Support services include network management and monitoring, "help-desk" support, and enhancement, maintenance and repair of computer systems. Most of our revenues are derived from sales to customers located in the New York City Metropolitan area, with approximately 65% of our revenue generated from our Long Island and New York City offices. As a result, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors. In addition, as we expand in our existing markets, opportunities for growth within these regions may become more limited. There can be no assurance that we will grow enough in other markets to lessen our regional geographic concentration.

         We have a corporate web site and electronic commerce system. The site, located at www.e-manchester.com, allows existing customers, corporate shoppers and others to find product specifications, compare products, check price and availability and place and track orders quickly and easily, 24 hours a day, 7 days a week. In addition, on June 25, 1999, we announced the launch of a consumer products on-line super store, Marketplace4U.com. This site was closed in January 2001.

         Manchester was incorporated in New York in 1973 and has seven active wholly-owned subsidiaries: Manchester International, Ltd., a New York corporation, which sells computer hardware, software and networking products to resellers domestically and internationally; ManTech Computer Services, Inc., a New York corporation, which identifies and provides temporary information technology positions and solutions for commercial customers; Electrograph Systems, Inc., a New York corporation, which distributes microcomputer peripherals throughout the United States; Coastal Office Products, Inc., a Maryland corporation, which is an integrator and reseller of computer products in the Baltimore, Maryland and Washington, D.C. areas; Texport Technology Group, Inc., a New York corporation, which is an integrator and reseller of computer products in the Rochester, New York area; Learning Technology Group, LLC, a New York limited liability company, which is an integrator and reseller of computer products mainly to educational institutions within New York State and Donovan Consulting Group, Inc., a Delaware corporation, which delivers wireless LAN solutions to customers nationwide.

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

         As a result of our long-standing relationships with certain suppliers and our large volume purchases, we are often able to obtain significant purchase discounts which can result in cost-savings for our customers. Our relationships with our suppliers, our inventory management system and our industry knowledge generally enable us to procure desired products on a timely basis and therefore to offer our customers timely product delivery.

Our Strategy

         The key elements of our strategy include:

         Emphasizing Value-added Services. Value-added services, such as consulting, integration and support services, generally provide higher profit margins than computer hardware sales. We have increased our focus on providing these services through a number of key strategies. We have recruited additional technical personnel with broad-based knowledge in systems design and specialized knowledge in different areas of systems integration, including VoIP (Voice over Internet Provider), inter-networking (routers and switches security assessment, wireless analysis), database design and management.

         Increasing Marketing Focus on Companies Outside the Fortune 500. We have increased our marketing focus on those companies outside the Fortune 500 in order to increase our value-added services revenue. Our experience is that those companies are increasingly looking to third parties to provide a complete solution to their information systems needs from both a service and product standpoint. Such companies often do not have the necessary information technology personnel to procure, design, install or maintain complex systems or to incorporate continuously evolving technologies. We believe that we can provide these companies with solutions to their information systems requirements by providing a variety of value-added services together with a broad range of computer and networking products.

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

         Increasing Sales Force Productivity. We are addressing a variety of strategies to increase sales force productivity. We have implemented enhancements to our system allowing our sales force immediate access to information regarding price and availability of products. In addition, we are developing enhancements that will allow sales representatives to obtain immediate customized information regarding products and services that meet specific requirements of customers. We believe that this system will increase the productivity of our sales representatives by enabling them to offer rapid and comprehensive solutions to their customers' needs.

         We provide training of our sales representatives in matters relating to value-added services, such as consulting and integration services. To facilitate such training, we constructed dedicated training facilities in our New York City office.

         Expanding New York Metropolitan Area Presence. We believe that we have a strong presence and wide name recognition in the New York Metropolitan area, where there is a strong corporate demand for computer products and services. Manchester is seeking to expand its presence in this area through its New York City office and increased sales and service capabilities. We believe that these steps will enable us to capture a greater percentage of the New York Metropolitan area market.

         Expanding into Additional Business Centers. We have regional offices in Newton, Massachusetts; Baltimore, Maryland; Boca Raton, Florida; Lanham, Maryland (Washington, D.C.); and Rochester, New York, from which we derived approximately 13% of our revenues for the fiscal year ended July 31, 2001.

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

         Our Services and Products

         We offer customized single-source solutions to our customers' information systems requirements, including consulting, integration and support services, together with a broad range of computer and networking products from a variety of leading vendors. We provide our services through a skilled staff of engineers who are trained and certified in leading products and technology, including Compaq, Microsoft, Novell and Cisco Systems.

     Services.   Our  services  include  consulting,   integration  and  support
services.

         Consulting. Our staff of senior systems engineers provides consulting services consisting of systems design, performance and needs analysis, and migration planning services.

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

         Migration planning involves the performance of a detailed assessment of existing mission critical systems, followed by an analysis of the end-user's future requirements. Working closely with the customer, our consultants develop a migration strategy using a defined project plan that encompasses skills transfer and training, checking for data integrity, project management and consolidation and reallocation of resources. The primary objective of this service is to rapidly move the customer from a slow or costly system to a newer, more efficient and cost-effective solution.

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

         Support. We offer support services for customers' existing  information
systems,  including  network  management,   "help-desk"  services,   monitoring,
enhancements, maintenance and repair.

         Network management consists of managing the compatibility of, and communication between, the various components comprising a customer's information system. The increased expense associated with the ownership of information systems has encouraged customers to outsource the management of computer networks, including local area networks ("LANs") and wide area networks ("WANs"). Our engineers can provide network management services on site at customers' facilities, and remotely.

         "Help-desk" services consist of providing customers with telephone support. In addition, our service call management system, which we are in the process of enhancing, will enable our "help-desk" technicians to access an archive of prior service calls concerning similar problems and their solutions, resulting in a more efficient response to customers' calls.

         We offer our customers a comprehensive remote monitoring and management service called "TelstarR"SM. TelstarR provides our customers cost effective 24/7/365 network support that is fully integrated for servers, workstations and routers. This remote management can improve company performance and identify and respond to current and potential systems failures and other problems.

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

     Products. We offer a wide variety of personal computer and networking products and peripherals, including:

         Desktop Computers                         Servers
         Internet Access Products                  Software
         Modems                                    Storage Systems
         Monitors and Displays                     Switches
         Network Equipment                         Supplies and Accessories
         Notebook Computers                        Teleconferencing Equipment
         Printers                                  Terminals
         Routers                                   Wireless Products
         Scanners                                  Workstations

         We have long-standing relationships with many manufacturers, which we believe assist us in procuring desired products on a timely basis and on desirable financial terms. We sell products from most major manufacturers, including:

         Cisco Systems, Inc                         Nortel  Networks, Inc.
         Compaq Computer Corporation                Novell, Inc.
         Computer Associates International, Inc     Philips Electronics N.V.
         Epson America, Inc.                        Pioneer Corp.
         Hewlett-Packard Company                    Seagate Technology, Inc.
         Intel Corporation                          3Com Corp.
         Microsoft Corporation                      Toshiba America Information
         NEC-Mitsubishi, Inc.                         Systems, Inc.

         For the fiscal years ended July 31, 2001, 2000 and 1999, sales of products manufactured by Compaq, Hewlett-Packard and Toshiba collectively comprised approximately 38%, 33%, and 43%, respectively, of our revenues. In fiscal years ended July 31, 2001, 2000 and 1999, sales of products manufactured by Toshiba accounted for approximately 11%, 19%, and 9%, respectively, of revenue, substantially all of which were sales of notebook computers and related accessories. Also in these fiscal years, sales of products manufactured by Compaq accounted for 20%, 13%, and 25%, respectively, of revenue. The total dollar volume of products purchased directly from manufacturers, as opposed to distributors or resellers, was approximately $119 million, $122 million and $118 million, for the fiscal years ended July 31, 2001, 2000, and 1999, respectively, and as a percentage of total cost of products sold was approximately 50%, 48%, and 61%, respectively.

         We have entered into agreements with our principal suppliers that include provisions providing for periodic renewals and permit termination by the vendor without cause, generally upon 30 to 90 days written notice, depending upon the vendor. Compaq, Hewlett-Packard, and Toshiba have regularly renewed their respective agreements with us, although there can be no assurance that the regular renewal of our dealer agreements will continue. The termination, or non-renewal, of any or all of these dealer agreements would materially adversely affect our business. We, however, are not aware of any reason for the termination, or non-renewal, of any of those dealer agreements and believe that our relationships with Compaq, Hewlett-Packard, and Toshiba are satisfactory.

         We are dependent upon the continued supply of products from our suppliers, particularly Compaq, Hewlett-Packard and Toshiba. Historically, certain suppliers occasionally experience shortages of select products that render them unavailable or necessitate product allocations among resellers. Each fiscal year, the Company has experienced product shortages, particularly related to newer models. We believe that product availability issues occur as a result of the present dynamics of the personal computer industry as a whole, which include high customer product demand, shortened product life cycles and increased frequency of new product introductions into the marketplace. While there can be no assurance that product unavailability or product allocation, or both, will not increase in fiscal 2002, the impact of such an interruption is not expected to be unduly troublesome due to the breadth of alternative product lines available to the Company.

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

         We believe that we benefit from our long-standing relationships with many of our customers, providing opportunities for continued sales and services. We believe that our broad range of capabilities with respect to both products and services is attractive to companies of all sizes. Although we target companies outside the Fortune 500 as one part of our strategy, we have sold, and anticipate that we will continue to sell, to some of the largest companies in the United States. For the fiscal years ended July 31, 2001, 2000 and 1999, no one customer accounted for more than 10% of our total revenue. Some of our significant commercial customers currently include Sterling Doubleday Enterprises (New York Mets), Reuters America Inc., Vytra Choice Care, Inc., United Nations International Children's Emergency Fund (UNICEF) and United Parcel Service of America, Inc.


         Our return policy generally allows customers to return hardware and unopened software, without restocking charges, within 30 days of the original invoice date, subject to advance approval, our ability to return the product to our vendor and certain other conditions. We are generally able to return defective merchandise returned from customers to the vendor.

Sales and Marketing

         Our sales are generated primarily by our 68 person sales force. Our sales representatives generally are responsible for meeting all of our customers' product and service needs and are supervised by sales managers with significant industry experience. The sales managers are responsible for overseeing sales representative training, establishing sales objectives and monitoring account management principles and procedures. Sales representatives attend seminars conducted by manufacturers' representatives at our facilities, at which our new and existing product and service offerings are discussed.

         Our sales representatives are assisted by technical personnel who support and supplement the sales efforts. The responsibilities of technical support personnel include answering preliminary inquiries from customers regarding systems design, and on-site visits to customers' facilities. At customers' facilities, the technical personnel gather information necessary to assist customers in making informed decisions regarding their information systems. Such data includes the nature of the customer's current information systems, the existing hardware and networking environment, the customer's level of expertise and its applications needs.

         We believe that our name is widely recognized for high quality, competitively priced products and services. Our corporate logo includes the phrase "Manchester, the Answer" to emphasize our position as a knowledgeable resource for networking and computer solutions for our customers. We promote name recognition and the sale of our products and services through regional business directories, trade magazine advertisements, television and radio advertisements, direct mailings to customers and participation in computer trade shows and special events. We advertise at numerous sporting events in the New York metropolitan region, including full page four-color advertisements in yearbooks and/or program guides for sports teams such as the New York Mets, the New York Knicks and the New York Rangers, and often feature nationally recognized athletes in our advertising campaigns. We also promote interest in our products and services through our website on the Internet, and have expanded our website information to provide an electronic catalog of our products and services. Several manufacturers offer market development funds, cooperative advertising and other promotional programs, on which we rely to partially fund many of our advertising and promotional campaigns.

         Sales force training is an integral part of our strategy to increase our focus on providing value-added services. As client/server-based systems, applications and network capabilities grow in complexity, the need for technically knowledgeable sales personnel becomes critical to the sale of value-added services. Accordingly, we have expanded our training capabilities at one of our Long Island facilities to conduct seminars for sales representatives. The seminars address such topics as general developments in the computer industry, systems integration services and our management information systems. We utilize our technical personnel to conduct such seminars and may hire additional dedicated trainers as needed.

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

         Our information system assists management in maintaining controls over our inventory and receivables. Manchester's average inventory turnover was 33, 34, and 22 times for the fiscal years ended July 31, 2001, 2000, and 1999, respectively, and we experienced bad debt expense of less than 0.3% of revenue in each of these years.

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

Competition

         The computer industry is characterized by intense competition. We directly compete with local, regional and national systems integrators, value-added resellers and distributors as well as with certain computer manufacturers that market through direct sales forces and/or the Internet. The computer industry continues to experience a significant amount of consolidation through mergers and acquisitions, and manufacturers of personal computers may increase competition by offering a range of services in addition to their current product and service offerings. In the future, we may face further competition from new market entrants and possible alliances between existing competitors. In addition, certain suppliers and manufacturers market products directly through a direct sales force and/or the Internet rather than, or in addition to, channel distribution, and also market services, such as repair and configuration services, directly to end users. The number of suppliers and manufacturers employing direct marketing may increase in the future. Some of our competitors have, or may have, greater financial, marketing and other resources, and may offer a broader range of products and services, than us. As a result, they may be able to respond more quickly to new or emerging technologies or changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing or devote greater resources to the promotion of their products and services. We may not be able to compete successfully in the future with these or other current or potential competitors.


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


Subsidiaries

         Electrograph Systems, Inc.

         Electrograph Systems, Inc. ("Electrograph") is a national value-added wholesale distributor of display technology solutions, and the largest wholesale distributor of plasma display monitors in the United States. Electrograph offers a full range of display technology solutions for dealers and system integrators through the U.S. and Europe. Products include LCD flat panel, CRT and plasma display monitors, portable and fixed installation projectors, touch screen monitors, and customer monitor integration solutions. In addition to Electrograph's worldwide distribution of display technology solutions, Electrograph also manufactures a complete line of LCD flat panel and plasma display monitors. Electrograph is headquartered in Hauppauge, New York, with branch offices throughout the U.S. and in Europe.

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

         While Electrograph distributes products of more than 15 suppliers, approximately 28%, 28% and 10% of Electrograph's purchases in fiscal 2001 were derived from products manufactured by Pioneer, NEC, and Sony, respectively.

         Electrograph's distribution operations are currently conducted from distribution centers in Hauppauge, New York and Long Beach, California. Electrograph also maintains sales offices in Timonium, Maryland, Northville, New York and Long Beach, California.

Acquisitions

         Texport Technology Group, Inc. and Learning Technology Group, LLC


         On March 22, 2000, we acquired all of the outstanding ownership interests of Texport Technology Group, Inc. ("Texport") and Learning Technology Group, LLC ("LTG"), affiliated entities engaged in reselling and providing of microcomputer services and peripherals to companies in the greater Rochester, New York area. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $0.4 million plus potential future contingent payments. A contingent payment of up to $750,000 may be payable on March 22, 2002 based upon achieving certain agreed-upon increases in revenue and pretax earnings. The cash payment was made from our cash balances. The selling owners received employment agreements that also provided for the issuance of 10,000 shares of common stock. The fair value of the common stock, amounting to $61,250, was recorded as deferred compensation and is being expensed over the three-year vesting period. In connection with the acquisition, we assumed approximately $648,000 of bank debt, which was subsequently repaid.


     Operating results of Texport and LTG are included in the consolidated statement of income from the date of acquisition. The estimated fair value of tangible assets and liabilities acquired was $1.6 million and $2.2 million, respectively. The excess of the aggregate purchase price over the estimated fair value of the tangible net assets acquired was approximately $995,000, which is being amortized on a straight-line basis over 20 years.

         Donovan Consulting Group, Inc.

     On August 29, 2001, the Company acquired all of the outstanding stock of Donovan Consulting Group, Inc. ("Donovan") a Delaware corporation headquartered in Atlanta, Georgia. Donovan is a technical services firm that delivers Wireless LAN solutions to customers nationwide. The acquisition, which will be accounted for as a purchase, consisted of a cash payment of $1,500,000 plus potential future contingent payments. Contingent payments of up to $1,000,000 may be payable on each of November 2, 2002 and November 2, 2003 based upon Donovan achieving certain agreed-upon increases in revenue and pre-tax earnings. In connection with the acquisition, the Company assumed approximately $435,000 of bank debt and $43,000 of other debt, which were subsequently repaid.

     Operating results of Donovan will be included in the consolidated statement of income from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $472,000 and $648,000, respectively. The excess of the aggregate purchase price over the estimated fair value of the tangible net assets acquired was approximately $1,700,000. The $1,700,000 will not be amortized; however, it will be subject to impairment testing in accordance with Statement No. 142, "Goodwill and Other Intangible Assets."
                                       10


Employees

         At August 31, 2001, we had 304 full-time employees consisting of 47 sales representatives, 48 management personnel, 88 technical personnel and 121 distribution and clerical personnel. In addition, at August 31, 2001, we had 21 independent sales representatives. We are not a party to any collective bargaining agreements and believe our relations with our employees are good.

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

ITEM 2. Properties

Properties

         We  currently  have  ten  sales  branches  nationwide,   including  the
corporate headquarters located in Hauppauge, New York. The following table identifies the principal leased facilities.

                                                          Approximate
                                                          Square Footage                    Lease
Facility              Location                       Office            Warehouse        Expiration Date

Corporate             160 Oser Avenue (1)
Headquarters          Hauppauge, NY                  30,000                 -           July 2005

Warehouse and         40 and 50 Marcus Blvd. (1)                                        October 2005 (40)
Service Center        Hauppauge, NY                  20,000            43,000           January 2008 (50)

New York City         469 Seventh Avenue
Sales Office          New York, NY                   13,000                 -           October  2007

Boca Raton, FL        185 N.W. Spanish River Blvd.
Sales Office          Boca Raton, FL                   6,000                -           November 2002

Boston                25-27 Christina Street
Sales Office          Newton, MA                       3,000                -           October 2002

Baltimore, MD         3832 Falls Rd.
Sales office          Baltimore, MD                    8,000            2,000           January 2002

Washington, D.C.      5001 Forbes Blvd.
Sales office          Lanham, MD                     3,000                  -           February 2003

Rochester, NY         106 Despatch Dr.
Sales office          Rochester, NY                  3,500              6,500           February 2004

Electrograph          175 Commerce Drive
Corporate HQ          Hauppauge, NY                    5,000            5,000           June 2002

Electrograph,
Timonium, MD          57 W. Timonium Rd.
Sales Office          Timonium, MD                       650                -           Month to month

Donovan               510 Swanson Road
Corporate HQ          Tyrone, GA                     4,000              1,500           September 2006

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended July 31, 2001.

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

                Fiscal Year 2000                     High             Low
                ----------------                     ----             ---
                First Quarter                        4.500            2.250
                Second Quarter                       8.000            3.000
                Third Quarter                        9.125            3.785
                Fourth Quarter                       6.938            3.125

                Fiscal Year 2001
                First Quarter                        5.625            3.156
                Second Quarter                       4.000            2.000
                Third Quarter                        2.750            1.938
                Fourth Quarter                       2.850            2.060


         On October 19, 2001, the closing sale price for the Company's Common Stock was $2.13 per share. As of October 19, 2001 there were 45 shareholders of record of the Company's Common Stock. The Company believes that there are in excess of 500 beneficial holders of its common stock.


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


                                                           Fiscal Year Ended July 31,
                                                           --------------------------
                                        2001             2000        1999           1998         1997
                                        ----             ----        ----           ----         ----


Income Statement Data:
  Revenue                              $280,278       $300,073     $228,641       $202,530      $187,801
  Cost of revenue                       242,925        260,236      195,423        171,930       161,186
                                        -------        -------      -------        -------       -------
  Gross profit                           37,353         39,837       33,218         30,600        26,615
  Selling, general and
    administrative expenses              35,485         33,539       29,849         27,414        21,023
                                         ------         ------       ------         ------        ------
Income from operations                    1,868          6,298        3,369          3,186         5,592
Interest and other income, net              767            602          404            546           395
Provision for income taxes                  908          2,800        1,590          1,560         2,450
                                            ---          -----        -----          -----         -----
Net income                               $1,727         $4,100       $2,183         $2,172        $3,537
                                          =====          =====        =====          =====         =====
Net income per share:
   Basic                                 $0.21           $0.51        $0.27          $0.26        $0.45
                                          ====            ====         ====           ====         ====
   Diluted                               $0.21           $0.50        $0.27          $0.26        $0.45
                                          ====            ====         ====           ====         ====
Weighted average shares of common stock outstanding:
    Basic                                 8,036          8,108        8,096          8,494         7,779
                                          =====          =====        =====          =====         =====
    Diluted                               8,058          8,228        8,096          8,499         7,779
                                          =====          =====        =====          =====         =====

                                                                July 31,
                                           2001          2000     1999            1998            1997
                                           ----          ----     ----            ----            ----
Balance Sheet Data:
  Working capital                       $31,972        $30,453      $27,461        $26,112       $30,578
  Total assets                           61,783         74,573       61,778         56,894        58,208
  Short-term debt, including
    current maturities of
    capital lease obligation                  -             18           85             82         1,637
  Capital lease obligation, excluding
     current maturities                       -              -            -              -            77
  Shareholders' equity                   45,555         44,263       39,586         37,345        36,877



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

         On September 11, 2001, the World Trade Center in New York City and the Pentagon in Washington, D.C. were the subject of terrorists attacks. Although a significant part of our business is generated from our New York City and Baltimore/Washington, D.C. offices, we are not aware of any material impact on our business as a result of these attacks. We cannot predict the impact that these or potential future attacks may have on our business, results of operations and financial condition.

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

         The computer industry is characterized by intense competition. We directly compete with local, regional and national systems integrators, value-added resellers and distributors as well as with certain computer manufacturers that market through direct sales forces and/or the Internet. The computer industry has recently experienced a significant amount of consolidation through mergers and acquisitions, and manufacturers of personal computers may increase competition by offering a range of services in addition to their current product and service offerings. In the future, we may face further competition from new market entrants and possible alliances between existing competitors. Moreover, additional suppliers and manufacturers may choose to market products directly to end users through a direct sales force and/or the Internet rather than or in addition to channel distribution, and may also choose to market services, such as repair and configuration services, directly to end users. Some of our competitors have or may have, greater financial, marketing and other resources, and may offer a broader range of products and services, than us. As a result, they may be able to respond more quickly to new or emerging technologies or changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing or devote greater resources to the promotion of their products and services. We may not be able to compete successfully in the future with these or other current or potential competitors.

         Our business is dependent upon our relationships with major manufacturers and distributors in the computer industry. Many aspects of our business are affected by our relationships with major manufacturers, including product availability, pricing and related terms, and reseller authorizations. The increasing demand for personal computers and ancillary equipment has resulted in significant product shortages from time to time, because manufacturers have been unable to produce sufficient quantities of certain products to meet demand. We cannot predict that manufacturers will maintain an adequate supply of these products to satisfy all the orders of our customers or that, during periods of increased demand, manufacturers will provide products to us, even if available, or at discounts previously offered to us. In addition, we cannot assure you that the pricing and related terms offered by major manufacturers will not adversely change in the future. Our failure to obtain an adequate supply of products, the loss of a major manufacturer, the deterioration of our relationship with a major manufacturer or our inability in the future to develop new relationships with other manufacturers may have a material adverse effect on our business, financial condition and results of operations. On September 4, 2001, Hewlett-Packard Company and Compaq Computer Corporation announced their intention to merge. Manchester sells the products of both companies and we believe that we have strong relationships with both companies. While we do not believe that there will be a material adverse effect on our business, financial condition and results of operations as a result of this merger, there can be no assurance that such a material adverse effect will not occur.

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

         Our profitability has been affected by our ability to obtain volume discounts from certain manufacturers, which has been dependent, in part, upon our ability to sell large quantities of products to computer resellers, including value added resellers. Our sales to resellers have been made at profit margins generally less favorable than our sales directly to commercial customers. Our inability to sell products to computer resellers and thereby obtain the desired volume discounts from manufacturers or to expand our sales to commercial customers sufficiently to offset our need to rely on sales to computer resellers may have a material adverse effect on our business, financial condition and results of operations.

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

         Rapid product improvement and technological change characterize the computer industry. This results in relatively short product life cycles and rapid product obsolescence, which can place inventory at considerable valuation risk. Certain of our suppliers provide price protection to us, which is intended to reduce the risk of inventory devaluation due to price reductions on current products. Certain of our suppliers also provide stock balancing to us pursuant to which we are able to return unsold inventory to a supplier as a partial credit against payment for new products. There are often restrictions on the dollar amount of inventory that we can return at any one time. Price protection and stock balancing may not be available to us in the future, and, even if available, these measures may not provide complete protection against the risk of excess or obsolete inventories. Certain manufacturers have reduced the period for which they provide price protection and stock balancing rights. Although we maintain a sophisticated proprietary inventory management system, we can't assure you that we will continue to successfully manage our existing and future inventory. Our failure to successfully manage our current or future inventory may have a material adverse effect on our business, financial conditions and results of operations.

         Our strategy envisions that part of our future growth will come from acquisitions consistent with our strategy. There can be no assurance that we will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to us, or to integrate the operations of such acquired businesses with our operations. Certain of these acquisitions may be of significant size and may include assets that are outside our geographic territories or are ancillary to our core business strategy.

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

E-Commerce

         We utilize a website and electronic commerce system. The site, located at www.e-manchester.com allows both existing customers, corporate shoppers and others to find product specifications, compare products, check price and availability and place and track orders quickly and easily 24 hours a day seven days a week. We have made, and expect to continue to make, significant investments and improvements in our e-commerce capabilities. There can be no assurance that we will be successful in enhancing and increasing our business through our expanded Internet presence.

Recent Acquisitions

         Texport Technology Group, Inc.


         On March 22, 2000, we acquired all of the outstanding ownership interests of Texport Technology Group, Inc. ("Texport") and Learning Technology Group, LLC ("LTG"), affiliated entities engaged in reselling and providing of microcomputer services and peripherals to companies in the greater Rochester, New York area. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $0.4 million plus potential future contingent payments. A contingent payment of up to $750,000 may be payable on March 22, 2002 based upon achieving certain agreed-upon increases in revenue and pretax earnings. The cash payment was made from our cash balances. The selling owners received employment agreements that also provided for the issuance of 10,000 shares of common stock. The fair value of the common stock, amounting to $61,250, was recorded as deferred compensation and is being expensed over the three-year vesting period. In connection with the acquisition, we assumed approximately $648,000 of bank debt, which was subsequently repaid.


     Operating results of Texport and LTG are included in the consolidated statement of income from the date of acquisition. The estimated fair value of tangible assets and liabilities acquired was $1.6 million and $2.2 million, respectively. The excess of the aggregate purchase price over the estimated fair value of the tangible net assets acquired was approximately $995,000, which is being amortized on a straight-line basis over 20 years.

         Donovan Consulting Group, Inc.
         -----------------------------

     On August 29, 2001, the Company acquired all of the outstanding stock of Donovan Consulting Group, Inc. ("Donovan") a Delaware corporation headquartered in Atlanta, Georgia. Donovan is a technical services firm that delivers Wireless LAN solutions to customers nationwide. The acquisition, which will be accounted for as a purchase, consisted of a cash payment of $1,500,000 plus potential future contingent payments. Contingent payments of up to $1,000,000 may be payable on each of November 2, 2002 and November 2, 2003 based upon Donovan achieving certain agreed-upon increases in revenue and pre-tax earnings. In connection with the acquisition, the Company assumed approximately $435,000 of bank debt and $43,000 of other debt, which were subsequently repaid.

     Operating results of Donovan will be included in the consolidated statement of income from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $472,000 and $648,000, respectively. The excess of the aggregate purchase price over the estimated fair value of the tangible net assets acquired was approximately $1,700,000. The $1,700,000 will not be amortized; however, it will be subject to impairment testing in accordance with Statement No. 142, "Goodwill and Other Intangible Assets."

Results of Operations

         The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of income expressed as a percentage of related revenue or total revenue.

                                                        Percentage of Revenue
                                                        the Year Ended July 31,
                                                    2001        2000      1999
                                                    ----        ----      ----

Revenue
         Products                                   97.0%       97.6%     97.0%
         Services                                    3.0         2.4       3.0
                                                     ---         ---       ---
                                                   100.0       100.0     100.0
                                                   -----       -----     -----
Cost of revenue
         Products                                   87.1        87.2      86.1
         Services                                   71.8        66.0      65.3
                                                    ----        ----      ----
                                                    86.7        86.7      85.5
                                                    ----        ----      ----


Product gross profit                                12.9        12.8      13.9
Services gross profit                               28.2        34.0      34.7
                                                    ----        ----      ----
         Gross profit                               13.3        13.3      14.5

Selling, general and administrative expenses        12.6        11.2      13.0
                                                    ----        ----      ----
Income from operations                               0.7         2.1       1.5
Interest and other income, net                       0.2         0.2       0.2
                                                     ---         ---       ---
Income before income taxes                           0.9         2.3       1.7
Provision for income taxes                           0.3         0.9       0.7
                                                     ---         ---       ---
Net income                                           0.6%        1.4%      1.0%
                                                     ===         ===       ===

Year Ended July 31, 2001 Compared to Year Ended July 31, 2000

     Revenue. Our revenue decreased to $280.3 million in fiscal 2001 from $300.1 million in fiscal 2000. The decline in revenue was 16% and 27% in the third and fourth quarters of fiscal 2001, compared to the same quarters a year ago, respectively, reflecting the overall slowdown in economic activity in general as well as the decline in corporate spending in the technology industry in particular. Revenue from product sales decreased by $21.0 million, or 7.2%, as a result of lower selling prices for personal computers partially offset by a 6% increase in the number of personal computers sold as well as increased revenue from the sales of large screen flat-panel displays by our Electrograph subsidiary. Service revenue increased by $1.2 million, or 16.8%, due to our continued focus on developing and selling value-added services to our customers including significant growth in the sales of services to customers that are delivered by manufacturers or vendors.

         Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit decreased by $2.4 million or 6.2%, from $39.8 million in fiscal 2000 to $37.4 million in fiscal 2001. This decrease is primarily the result of the decline in revenue discussed above. As a percentage of revenue, gross profit from the sale of products increased slightly from 12.8% in fiscal 2000 to 12.9% in fiscal 2001. As a percentage of revenue, gross profit from the sale of services declined from 34.0% in fiscal 2000 to 28.2% in fiscal 2001 primarily as a result of increased sales of lower margin services that are delivered by manufacturers or vendors as well as reduced demand for higher margin consulting and network design services.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.9 million, or 5.8% from $33.5 million in fiscal 2000 to $35.5 million in fiscal 2001. The increase is principally due to higher bad debts and depreciation and amortization costs as well as costs from our Rochester office which was opened in connection with the acquisitions of Texport and LTG on March 22, 2000. These increases were partially offset by lower commission costs due to the lower revenue discussed above. In addition, selling, general and administrative costs were lower in the third and fourth quarters of fiscal 2001 when compared to the same quarters a year ago, reflecting the cost cutting measures (principally personnel costs) that have been instituted as a result of the reduction in revenue.

         Other Income. Interest and investment income, net, declined by $90,000 from $602,000 in fiscal 2000 to $512,000 in fiscal 2001 principally due to lower interest rates earned on short term investments as well as lower cash balances available for investment. Other income, net in fiscal 2001 consists of approximately $505,000 proceeds received by the Company in connection with a life insurance policy that it carried on a deceased employee, partially offset by approximately $250,000 in compensation benefits paid to the deceased employee's beneficiary principally under the terms of a deferred compensation agreement with the employee.

         Provision for income taxes. Our effective tax rate decreased from 40.6% of pre-tax income in fiscal 2000 to 34.5% of pre-tax income in fiscal 2001. This decrease is primarily the result of nontaxable life insurance proceeds received in the fourth quarter of fiscal 2001 (as discussed in Other Income above) partially offset by higher state and local income taxes.


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

Liquidity and Capital Resources

         Our primary sources cash and cash equivalents in fiscal 2001 have been internally generated working capital from profitable operations and a line of credit from financial institutions.

         For the year ended July 31, 2001, cash provided by operating activities was $942,000 consisting primarily of net income adjusted for non cash charges (principally depreciation and amortization), and decreases in accounts receivable partially offset by a decrease in accounts payable and accrued expenses and an increase in inventory. Our accounts receivable and accounts payable balances, as well as our investment in inventory, can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, our experience is that increases in accounts receivable, accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels. During the year ended July 31, 2001, we used approximately $2.0 million for capital expenditures and approximately $621,000 was used to purchase and retire common stock.

       We have available a line of credit with financial institutions in the aggregate amount of $15.0 million. At July 31, 2001, no amounts were outstanding under this line.

       We believe that our current balances in cash and cash equivalents, expected cash flows from operations and available borrowings under the lines of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 2002. We currently have no material commitments for capital expenditures. Future capital requirements include those for the growth of working capital items such as accounts receivable and inventory, the purchase of equipment, expansion of facilities, potential contingent acquisition payments of $2,750,000, as well as the possible opening of new offices and potential acquisitions.

Impact of Recently Issued Accounting Standards

     In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142 "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combinations must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of."

     The Company is required to adopt the provisions of Statement 141 immediately and has elected to adopt Statement 142 effective August 1, 2001. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.

     Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will not be amortized after August 1, 2001. 19

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it with the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of income.

         As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $6,148, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $386 for the year ended July 31, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Inflation

       We do not believe that inflation has had a material effect on our operations.


ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is not exposed to significant market risk.



ITEM 8. Financial Statements and Supplementary Data

See Item 14.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

         The following table sets forth information concerning each of the directors and executive officers of the Company:

Name                                           Age                     Position
----                                           ---                     --------

Barry R. Steinberg                             59            Chairman of the Board, President, Chief
                                                              Executive Officer and Director

Joel G. Stemple, Ph.D                          59            Executive Vice President, Secretary and Director

Joseph Looney                                  44            Vice President, Finance, Chief Financial Officer
                                                             and Assistant Secretary

Laura Fontana                                  46            Vice President - Technical Services

Joel Rothlein, Esq.                            72            Director

Bert Rudofsky                                  67            Director

Michael E. Russell                             54            Director

Julian Sandler                                 57            Director

Robert J. Valentine                            51            Director

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

     Joel Rothlein, Esq. has been a director of the Company since October 1996. Mr. Rothlein is a partner in the law firm of Kressel Rothlein Walsh & Roth, LLC, Massapequa, New York, where he has practiced law since 1955. Kressel Rothlein Walsh & Roth, LLC. and its predecessor firms have acted as outside general counsel to the Company since the Company's inception.

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

     Robert J. Valentine became a director on April 17, 2001. Mr. Valentine is the Manager of the New York Mets Major League Baseball team. In addition, Mr. Valentine is the owner of a chain of restaurants, a corporate spokesman and author.




Section 16(a) Beneficial  Ownership Reporting Compliance

         Section 16 of the Securities Exchange Act of 1934, as amended, requires that officers, directors and holders of more than 10% of the Common Stock (collectively, "Reporting Persons") file reports of their trading in our equity securities with the Securities and Exchange Commission. Based on a review of
Section 16 forms filed by the Reporting Persons during the fiscal year ended July 31, 2001, we believe that the Reporting Persons timely complied with all applicable Section 16 filing requirements, with the exception of Mr. Valentine, who filed Form 3, reporting his having become a director of the Company approximately two weeks late and Mr. Looney, who filed Form 5, reporting the issuance of options to him by the Company approximately three weeks late.

ITEM 11.      Executive Compensation.

         The following table sets forth a summary of the compensation paid or accrued by the Company during the fiscal years ended July 31, 2001, 2000, and 1999 to the Company's Chief Executive Officer and the other executive officers whose compensation exceeded $100,000 (collectively, the "Named Executive Officers"):

                           Summary Compensation Table
                                                                                      Long Term
                                                                                      Compensation
                                       Annual Compensation                            Common Stock
Name and                                               Other Annual                   Underlying          All
Other
Principal Position              Year       Salary       Bonus      Compensation(1) Options              Compensation

Barry R. Steinberg,             2001       $650,000            -     $63,954 (2)                  -          -
 President  and Chief           2000       $650,000     $485,248     $58,707 (2)                  -          -
 Executive Officer              1999       $650,000            -     $23,806 (2)                  -          -

Joel G. Stemple, Executive      2001       $450,000            -     $38,379 (3)                  -          -
 Vice President and             2000       $450,000     $242,624     $31,375 (3)                  -          -
  Secretary                     1999       $450,000            -     $13,881 (3)                  -          -

Joseph Looney, Chief            2001       $245,000            -     $26,694 (4)             10,000          -
 Financial Officer, Vice        2000       $220,000      $80,875     $11,025 (4)                  -          -
President, Finance and          1999       $200,000      $15,000     $15,061 (4)
Assistant Secretary

Laura Fontana, Vice             2001       $203,782      $13,418     $31,438 (5)                  -          -
President - Technical Services  2000       $169,254      $38,683     $17,848 (5)                  -          -

Mark Glerum, Vice               2001       $154,041            -      $7,800                      -          -
President - Sales(7)            2000       $128,830      $35,866     $ 6,675                  9,000(6)       -


No restricted stock awards, stock appreciation rights or long-term incentive plan awards (all as defined in the proxy regulations promulgated by the Securities and Exchange Commission) were awarded to, earned by, or paid to the Named Executive Officers during the fiscal year ended July 31, 2001.
------------------

(1) Includes in fiscal 2001 employer matching contributions to the Company's defined contribution plan of $5,100, $5,100, $5,100, and $5,100, for Mr. Steinberg, Mr. Stemple, Mr. Looney, and Ms. Fontana, respectively, fiscal 2000 employer matching contributions to the Company's defined contribution plan of $5,100, $5,100, $5,100 and $5,048 for Messrs. Steinberg, Stemple, Looney, and Ms. Fontana, respectively, fiscal 1999 employer matching contributions of $4,800, $4,800 and $4,960 for Messrs. Steinberg, Stemple and Looney, respectively.
 (2)  Includes $50,000 in 2001, $50,000 in 2000, and $15,399 in 1999 of premiums paid by the Company for a whole life insurance policy in the name of Mr. Steinberg having a face value of $2,600,000 and under which his daughters, on the one hand, and the Company, on the other hand, are beneficiaries and share equally in the death benefits payable under the policy.
 (3)  Includes $25,000 in 2001, $25,000 in 2000, and $7,606 in 1999, of premiums paid by the Company for a whole life insurance policy in the name of Mr. Stemple having a face value of $1,300,000 and under which his spouse and the Company are beneficiaries and are entitled to $600,000 and $700,000, respectively, of the death benefits payable under the policy.
(4) Includes $5,000 in each of 2001, 2000 and 1999 of premiums paid by the Company for a whole life insurance policy in the name of Mr. Looney having a face value of $345,000 and under which his spouse and the Company are beneficiaries and are entitled to $100,000 and $245,000, respectively, of the death benefits payable under the policy. Also includes $15,569 representing the present value of benefits earned under the Company's deferred compensation plan.
(5) Includes $5,000 in each of 2001 and 2000 of premiums paid by us for a whole life insurance policy in the name of Ms. Fontana having a face value of $589,000 and under which her minor child and the Company are beneficiaries and are entitled to $200,000 and $389,000, respectively, of death benefits payable under the policy. Also includes $13,538 representing the present value of benefits earned under the Company's deferred compensation plan.
(6)      See option grant table below.
(7)      Resigned his position with the Company in June 2001.

         No bonus was paid for fiscal 2001 or 1999 to Mr. Steinberg. We continue to make available to Mr. Steinberg the auto use and deferred compensation benefits that he has historically received. Mr. Steinberg also participates in other benefits that we make generally available to our employees, such as medical and other insurance, and Mr. Steinberg is eligible to participate under the Company's stock option plan. In the event Mr. Steinberg's employment with us were terminated, he would not be precluded from competing with us.

         We have an employment agreement with Joel G. Stemple, Ph.D., under which Dr. Stemple received a base salary of $450,000. No bonus was paid for fiscal 2001 or 1999. Under the employment agreement, we provide Dr. Stemple with an automobile and certain deferred compensation benefits and provide Dr. Stemple with medical and other benefits generally offered by us to our employees. Dr. Stemple also is able to participate in our stock option plan. The employment agreement is terminable by either party on 90 days' prior notice. In the event we so terminate Dr. Stemple's employment, or we elect not to renew his employment agreement, he is entitled to severance equal to 12 months of his then current base salary. This severance will be payable in accordance with our customary payroll practices. Under the employment agreement, if Dr. Stemple terminates his employment, or we terminate his employment for cause, Dr. Stemple is prohibited, for a two-year period from such termination, from competing with us in the eastern half of the United States.

Option/SAR Grants in the Last Fiscal Year

         The following table sets forth certain information concerning options granted to the Named Executive Officers during the fiscal year ended July 31, 2001. No stock appreciation rights have been granted by the Company.

                               Option Grants During the Fiscal Year Ended July 31, 2001

                    Number of        % of Total                                        Potential Realizable Value
                    Securities       Options                                           at Assumed Annual Rates
                    Underlying       Granted to        Exercise                        of  Stock Price Appreciation
                    Options          Employees in      Price           Expiration      for Option Term(2)
                                                                                       ------------------
Name                Granted(1)       Fiscal Year       Per Share       Date            5%             10%
----                ----------       -----------       ---------       ----            --             ---

Joseph Looney       10,000              8%             $3.75           10/25/10        $23,584        $59,765
-------------

(1) Grant consists of ten year ISOs granted under the Option Plan, exercisable immediately.

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

Aggregated Options/SAR Exercises and Fiscal Year-end Options/SAR Value Table

         The following table sets forth information with respect to the number and value of exercisable and unexercisable options granted to the Named Executive Officers as of July 31, 2001. No options were exercised by the Named Executive Officers during the fiscal year ended July 31, 2001. No stock appreciation rights have been granted by the Company.

                                                       Number of Securities             Value of
                        Shares                         Underlying Unsecured             Unexercised
In-the-Money            Acquired                       Options/SAR's at                 Options/SAR's at
                        or             Value           July 31, 2001                   July 31, 2001(1)
         Name           Exercised      Realized        Exercisable/Unexercisable   Exercisable/Unexercisable

Joseph Looney                  -           -                     55,000/25,000                   $ - /$ -
Laura Fontana                  -           -                     25,000/25,000                    $ - /$ -
Mark Glerum (2)                -           -                          - /9,000                    $ - /$ -

--------
(1) Based on the closing sale price of common stock as of July 31, 2001 ($2.80 per share) minus the applicable exercise price.
(2) Employment terminated in June 2001. All options expired 90 days after termination.

Compensation of Directors

         Effective July 12, 2000, the Board voted to change the directors' compensation plan. Starting August 1, 2000, all non-employee directors will receive a $20,000 annual stipend payable in four quarterly installments. In addition, each non-employee director will be granted annually on August 1, an option to purchase 10,000 shares at an exercise price equal to the fair market value of the common stock on August 1 of each year. Such options will be for a term of five years and will be exercisable immediately upon such grant.

         On August 1, 1999, under the previous directors' compensation plan, the Board of Directors granted to each of Joel Rothlein, Bert Rudofsky, Michael E. Russell and Julian Sandler, who are non-employee directors, non-incentive options under the Plan to purchase 5,000 shares at on exercise price of $2.75 per share (the fair market value of the common stock on August 2, 1999). In addition, on August 1, 2001 and 2000 pursuant to and in accordance with the directors compensation program described above, the Board of Directors granted to each of Joel Rothlein, Bert Rudofsky, Michael E. Russell and Julian Sandler, who are non-employee directors, non-incentive options under the Plan to purchase 10,000 shares at an exercise price of $2.80 per share and $4.625 per share, respectively (the fair market value of the common stock on those dates).


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


Compensation Committee Interlocks and Insider Participation

         The members of our Compensation Committee are Joel Rothlein, Esq., Julian Sandler, and Bert Rudofsky. Mr. Rothlein is a partner of Kressel Rothlein Walsh & Roth, LLC, which, with its predecessor firms, has acted as our outside general counsel since our inception. We paid Kressel Rothlein Walsh & Roth, LLC approximately $215,000, $177,000, and $213,000, for legal fees in the fiscal years ended July 31, 2001, 2000 and 1999, respectively. In addition, during the years ended July 31, 2001, 2000 and 1999, we recorded revenue of approximately $178,000, $273,000, and $597,000 respectively, in connection with the sale of computer equipment to a company controlled by Mr. Sandler.


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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of October 19, 2001 (except as otherwise indicated) with respect to the number of shares of the Company's common stock beneficially owned by each person who is known to the Company to beneficially own more than 5% of the common stock, together with their respective addresses, the number of shares of common stock beneficially owned by each director of the Company and each Named Executive Officer of the Company, and the number of shares of common stock beneficially owned by all executive officers and directors of the Company as a group. Except as otherwise indicated, each such shareholder has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

                                                        Shares Beneficially       Percent of Shares

      Name and Address                                         Owned(1)             Outstanding
      -----------------------------------------------------------------------------------------
      Barry R. Steinberg(2) (3)                              4,690,201                57.3%
      Joel G. Stemple(2)                                       626,263                 7.7
      Joseph Looney(4)                                          59,700                 0.7
      Laura Fontana                                             25,000                 0.3
      Joel Rothlein(4) (5)                                      63,500                 0.8
      Bert Rudofsky (4)                                         25,000                 0.3
      Michael E. Russell (4)                                    25,000                 0.3
      Julian Sandler(4)                                         33,500                 0.4
      Robert J. Valentine                                            -                 -
      Dimensional Fund Advisors, Inc. (6)                      611,600
      1299 Ocean Ave. 11th Fl., Santa Monica, CA 90401
      All executive officers and directors as a group

        (9 persons) (7)                                      5,548,164                67.8%

(1) For purposes of determining the aggregate amount and percentage of shares deemed beneficially owned by directors and Named Executive Officers of the Company individually and by all directors, nominees and Named Executive Officers as a group, exercise of all currently exercisable options listed in the footnotes hereto is assumed. For such purposes 8,182,715 shares of Common Stock are deemed to be outstanding.
(2)   Address is 160 Oser Avenue, Hauppauge, New York 11788.
(3) Excludes 59,500 shares owned by Ilene Steinberg and 59,000 shares owned by Sheryl Steinberg, daughters of Mr. Steinberg, which shares were purchased with the proceeds of a loan from Mr. Steinberg. As reported on Schedule 13D filed on March 24, 1997, as amended, Mr. Steinberg, Ilene Steinberg, and Sheryl Steinberg each disclaim beneficial ownership of the common stock owned by the others.
(4) Includes currently exercisable options to purchase 55,000 shares (Mr. Looney); 25,000 shares (Ms. Fontana); 32,500 shares (Mr. Sandler); 25,000 shares (Mr. Rudofsky); 30,000 shares (Mr. Rothlein); and 25,000 shares (Mr. Russell).
(5) Includes 31,500 shares held by the Kressel Rothlein & Roth Profit Sharing Plan. Mr. Rothlein disclaims beneficial ownership of the common stock owned by the Kressel Rothlein & Roth Profit Sharing Plan, except to the extent of his beneficial interest in such plan.
(6) Based upon a Schedule 13F filed with Securities and Exchange Commission as of June 30, 2001. (7) See Notes 1 through 5 above.

ITEM 13.  Certain  Relationships and Related Transactions

         Until August 1994, we were affiliated with Electrograph Systems, Inc. ("Electrograph"). Barry R. Steinberg, our President and Chief Executive Officer and majority shareholder, served as Electrograph's Chairman of the Board and Chief Financial Officer and had beneficial ownership (directly and through shares held by his spouse and certain trusts, of which his children are beneficiaries) of 35.5% of the outstanding shares of common stock of Electrograph. In August 1994, Bitwise Designs, Inc. ("Bitwise"), a publicly-traded company engaged in the manufacture and distribution of document imaging systems, personal and industrial computers and related peripherals, acquired Electrograph through a stock-for-stock merger; Mr. Steinberg acquired beneficial ownership of less than 1% of the outstanding capital stock of Bitwise for the common stock of Electrograph in which he had a direct or indirect beneficial interest. Mr. Steinberg served as a director of, and provided consulting services to, Bitwise from August 1994 through September 17, 1996. On April 25, 1997, we purchased substantially all of the assets of Electrograph.

         Three of our four Hauppauge, New York facilities are leased from entities affiliated with certain of our executive officers, directors or principal shareholders. The property located at 40 Marcus Boulevard, Hauppauge, New York is leased from a limited liability company owned 70% by Mr. Steinberg and his relatives, 20% by Joel G. Stemple, Ph.D., the Company's Executive Vice President and a principal shareholder, and 10% by Michael Bivona, a shareholder and former officer of the Company. For the fiscal years ended July 31, 2001, 2000, and 1999, we made lease payments of $196,000, $190,000, and $186,000, respectively, to such entity. Our offices at 160 Oser Avenue, Hauppauge, New York are leased from a limited liability company owned 65% by Mr. Steinberg, 17.5% by Dr. Stemple and 17.5% by Mr. Bivona. For the fiscal years ended July 31, 2001, 2000, and 1999, we made lease payments of $322,000, $279,000, and
$271,000, respectively, to such entity. The property located at 50 Marcus Boulevard, Hauppauge, New York is leased from Mr. Steinberg doing business in the name of Marcus Realty. For the fiscal years ended July 31, 2001, 2000, and 1999, we made lease payments of $366,000, $360,000, and $344,000, respectively, to such entity. See "Business--Properties."

         Joel Rothlein, Esq., a director of the Company, is a partner of Kressel Rothlein Walsh & Roth, LLC, which, with its predecessor firms, has acted as outside general counsel to the Company since our inception. During fiscal 2001, 2000, and 1999, $215,000, $177,000, and $213,000, respectively, was paid to such firm for legal fees.

         During the years ended July 31, 2001, 2000, and 1999, we recorded revenue of $178,000, $273,000, and $597,000, respectively in connection with the sale of computer equipment to a company controlled by Julian Sandler, a director of the Company.

                                     PART IV

ITEM 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)      (1)      Financial Statements
                  The financial  statements  included herein are filed as a part of this Report.

                          Manchester Technologies, Inc.
                          INDEX TO FINANCIAL STATEMENTS


                                                                           Page
Independent Auditors' Report                                                29

Consolidated Financial Statements:
         Balance Sheets as of July 31, 2001 and 2000                        30
         Statements of Income for the years ended
          July 31, 2001, 2000, and 1999                                     31
         Statements of Shareholders' Equity for the years ended
          July 31, 2001, 2000, and 1999                                     32
         Statements of Cash Flows for the years ended July 31, 2001,
           2000, and 1999                                                   33
         Notes to Consolidated Financial Statements                         34


Schedule II - Valuation and Qualifying Accounts                             49

                          Independent Auditors' Report

The Board of Directors and Shareholders
Manchester Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Manchester Technologies, Inc. and subsidiaries as of July 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manchester Technologies, Inc. and subsidiaries at July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                              KPMG  LLP


Melville, New York
September 21, 2001

                 Manchester Technologies, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             July 31, 2001 and 2000


                                   Assets                                2001          2000
                                   ------                                ----          ----
                                                                         (in thousands,
                                                                    except per share amounts)
Current assets:
     Cash and cash equivalents                                           $14,493      $16,156
      Accounts receivable, net of allowance for doubtful accounts
        of $1,100 and $899, respectively                                  25,135       36,024
     Inventory                                                             7,546        6,797
     Deferred income taxes                                                   459          579
     Prepaid income taxes                                                     43          635
     Prepaid expenses and other current assets                               362          538
                                                                             ---          ---

                             Total current assets                         48,038       60,729


Property and equipment, net                                                6,300        6,329
Goodwill, net                                                              6,148        6,534
Deferred income taxes                                                        842          673
Other assets                                                                 455          308
                                                                             ---          ---

                                                                         $61,783      $74,573
                                                                          ======       ======

                          Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                               $15,259      $29,312
     Notes payable                                                             -           18
     Deferred service contract revenue                                       807          946
                                                                             ---          ---


                             Total  current liabilities                   16,066       30,276


Deferred compensation payable                                                162           34

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value, 5,000 shares
        authorized, none issued                                                -            -
     Common stock, $.01 par value; 25,000 shares
        authorized, 7,990 and 8,159 shares issued
        and outstanding                                                       80           82
     Additional paid-in capital                                           18,942       19,402
     Deferred compensation                                                   (38)         (65)
     Retained earnings                                                    26,571       24,844
                                                                          ------       ------

                             Total shareholders' equity                   45,555       44,263
                                                                          ------       ------

                                                                         $61,783      $74,573
                                                                          ======       ======

See accompanying notes to consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    Years ended July 31, 2001, 2000 and 1999

                                                           2001        2000           1999
                                                           ----        ----           ----

                                                           (in thousands, except per share amounts)
         Revenue
              Products                                   $271,982     $292,971      $221,719

              Services                                      8,296        7,102         6,922
                                                            -----        -----         -----
                                                          280,278      300,073       228,641
                                                          -------      -------       -------

         Cost of revenue
              Products                                    236,970      255,549       190,901
              Services                                      5,955        4,687         4,522
                                                            -----        -----         -----
                                                          242,925      260,236       195,423
                                                          -------      -------       -------

              Gross profit                                 37,353       39,837        33,218

         Selling, general and administrative expenses      35,485       33,539        29,849
                                                           ------       ------        ------

              Income from operations                        1,868        6,298         3,369

         Other income (expense):
              Other income, net                               255            -             -
              Interest and investment income, net             512          602           404
                                                              ---          ---           ---


              Income before provision for income taxes      2,635        6,900         3,773

         Provision for income taxes                           908        2,800         1,590
                                                              ---        -----         -----
              Net income                                   $1,727       $4,100        $2,183
                                                            =====        =====         =====
              Net income per share
                  Basic                                    $0.21         $0.51         $0.27
                                                            ====          ====          ====
                  Diluted                                  $0.21         $0.50         $0.27
                                                           =====         =====         =====

         Weighted average shares of common
            stock and equivalents outstanding
              Basic                                        8,036        8,108         8,096
                                                           =====        =====         =====
              Diluted                                      8,058        8,228         8,096
                                                           =====        =====         =====





See accompanying notes to consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                    Years ended July 31, 2001, 2000 and 1999


                                                            Additional
                                        Common     Par      Paid-in       Deferred        Retained
                                         Shares    Value    Capital       Compensation    Earnings        Total
                                         ------    -----    -------       ------------    --------        -----
                                                                  (in thousands)



     Balance July 31, 1998                 8,097      81        18,767           (64)      18,561        37,345

     Purchase and retirement of stock        (12)      -           (33)            -            -           (33)
     Stock option commission expense           -       -            65             -            -            65
     Stock award compensation expense          -       -             -            26            -            26
     Net income                                -      -              -             -        2,183         2,183
                                            ----    ----      --------           ---        -----         -----
     Balance July 31, 1999                 8,085      81        18,799           (38)      20,744        39,586


     Purchase and retirement of stock       (151)     (1)         (670)            -            -          (671)
     Stock award compensation expense          -       -             -            34            -            34
     Deferred compensation                    10       -            61           (61)           -             -
     Stock issued in connection with
         exercise of stock options           109       1           413             -            -           414
     Stock issued in connection with
         purchase acquisition                106       1           799             -            -           800
     Net income                                -      -              -             -        4,100         4,100
                                            ----      --        ------           ---        -----         -----
     Balance July 31, 2000                 8,159      82        19,402           (65)      24,844        44,263


     Purchase and retirement of stock       (171)     (2)         (619)            -            -          (621)
     Stock option commission expense           -       -            10             -            -            10
     Stock award compensation expense          -       -             -            27            -            27
     Stock issued in connection with
         exercise of stock options             2       -             6             -            -             6
     Tax benefit of stock option plan          -       -           143             -            -           143
     Net income                                -       -             -             -        1,727         1,727
                                           -----   -----         -----          ----        -----         -----
     Balance July 31, 2001                 7,990     $80       $18,942          $(38)     $26,571       $45,555
                                           ======     ==        ======           ====      ======        ======

     See accompanying notes to consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                    Years ended July 31, 2001, 2000 and 1999

                                                                     2001         2000           1999
                                                                     ----         ----           ----
                                                                             (in thousands)
     Cash flows from operating activities:
     Net income                                                      $1,727       $4,100          $2,183
     Adjustments to reconcile net income to net cash from
        operating activities:
     Depreciation and amortization                                    2,387        2,081           1,835
     Provision for (recovery of) doubtful accounts                      832         (366)            154
     Non-cash compensation and commission expense                        37           34              91
     Deferred income taxes                                              (49)        (154)           (141)
     Tax benefit from exercise of options                               143            -               -
     Change in assets and liabilities, net of the effects of
       acquisitions:
       Decrease (increase) in accounts receivable                    10,057         (264)         (8,605)
       (Increase) decrease in inventory                                (749)       1,951             922
        Decrease (increase) in prepaid  income taxes                    592         (620)              -
        Decrease (increase) in prepaid expenses and
          other current assets                                          176         (177)            (50)
        (Increase) decrease in other assets                            (147)         (27)            287
        (Decrease) increase in accounts payable and
          accrued expenses                                          (14,053)       6,991           2,325
        (Decrease) increase in deferred service contract revenue       (139)         365            (194)
        Increase (decrease) in income taxes payable                       -         (668)            443
        Increase (decrease) in deferred compensation payable            128            -             (75)
        Sale of investments                                               -            -           1,501
                                                                       ----       ------           -----

                Net cash provided by operating activities               942       13,246             676
                                                                        ---       ------             ---

     Cash flows from investing activities:
         Capital expenditures                                        (1,972)      (1,661)         (1,735)
         Payment for acquisitions, net of  cash acquired                  -         (179)           (871)
                                                                      -----         ----            ----

            Net cash used in investing activities                    (1,972)      (1,840)         (2,606)
                                                                     -------       -----          -------

     Cash flows from financing activities:
         Net repayments of borrowings from bank                           -         (648)              -
         Payments on capitalized lease obligations                        -          (85)           (104)
         Payments on notes payable - other                              (18)          (9)              -
         Issuance of common stock upon exercise of options                6          414               -
         Purchase and retirement of common stock                       (621)        (671)            (33)
                                                                       -----        -----            ----

            Net cash used in financing activities                      (633)        (999)           (137)
                                                                        ---         ----            -----

     Net increase (decrease)  in cash  and cash equivalents          (1,663)      10,407          (2,067)

         Cash and cash equivalents at beginning of year              16,156        5,749           7,816
                                                                     ------        -----           -----

     Cash and cash equivalents at end of year                       $14,493      $16,156          $5,749
                                                                     ======       ======           =====

     Cash paid during the year for:
          Interest                                                  $     -           $4              $5
                                                                     ======           ==              ==
          Income taxes                                              $   365       $4,205            $992
                                                                      =====       ======             ===

     Other noncash transactions:
         Capitalized lease obligation                               $     -      $     -            $107
                                                                     ======       ======            ====
         Common stock issued in connection with acquisitions        $     -         $861          $    -
                                                                     ======         ====          ======




     See accompanying notes to consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements
                           July 31, 2001, 2000 and 1999
                 (in thousands, except share and per share data)

(1)  Operations and Summary of Significant Accounting Policies
     ---------------------------------------------------------

      (a)  The Company
           -----------


         Manchester Technologies, Inc. ("the Company") is a single-source solutions provider specializing in hardware and software procurement, custom networking, storage, enterprise and Internet solutions. The Company offers its customers single-source solutions customized to their information systems needs by integrating its analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. The Company operates in a single segment.


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

      (c)  Cash Equivalents
           ----------------


         The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $11,638, and $12,178 at July 31, 2001 and 2000, respectively, consisted of money market mutual funds.


      (d)  Revenue Recognition
           -------------------

         Revenue from product sales is recognized at the time of shipment to the customer. Revenue from services is recognized when the related services are performed. When product sales and services are bundled, revenue is recognized upon delivery of the product and completion of the installation. Service contract fees are recognized as revenue ratably over the period of the applicable contract. Deferred service contract revenue represents the unearned portion of service contract fees. The Company generally does not develop or sell software products. However, certain computer hardware products sold by the Company are loaded with prepackaged software products. The net impact on the Company's financial statements of product returns, primarily for defective products, has been insignificant.

      (e) Market Development Funds and Advertising Costs
          ----------------------------------------------

         The Company receives various market development funds including cooperative advertising funds from certain vendors, principally based on volume purchases of products. The Company records such amounts related to volume purchases as purchase discounts which reduce cost of revenue, and other incentives that require specific incremental action on the part of the Company, such as training, advertising or other pre-approved market development activities, as an offset to the related costs included in selling, general and administrative expenses. Total market development funds amounted to $229, $414, and $380, for the years ended July 31, 2001, 2000, and 1999, respectively.

         The Company expenses all advertising costs as incurred.

      (f) Inventory
          ---------

         Inventory, consisting of computer hardware, software and related supplies, is valued at the lower of cost (first-in first-out) or market value.

                 Manchester Technologies, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements
                           July 31, 2001, 2000 and 1999
                 (in thousands, except share and per share data)

      (g) Property and Equipment
          ----------------------

         Property and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the economic lives of the assets, generally from five to seven years. Leasehold improvements are amortized over the shorter of the underlying lease term or asset life.

       (h)  Goodwill
            --------

          Goodwill related to acquisitions represents the excess of cost over the fair value of tangible net assets acquired. Goodwill is amortized on a straight-line basis over twenty years. The Company reviews the significant assumptions that underlie the twenty-year amortization period on a quarterly basis and will shorten the amortization period if considered necessary. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows. Accumulated amortization was approximately $1,166, and $780 at July 31, 2001 and 2000, respectively. Amortization expense of $386, $331, and $266, for the years ended July 31, 2001, 2000, and 1999 is included in selling, general and administrative expenses in the consolidated statements of income.


         The Company evaluates its long-lived assets, and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of and recognizes an impairment if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the assets, an impairment loss is recognized as the amount by which the carrying amount of the asset exceeds the fair value.

      (i)  Income Taxes
           ------------

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

      (j)  Net Income Per Share
           --------------------

         Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Options and warrants representing 899,000, 153,000, and 1,065,000 shares for the years ended July 31, 2001, 2000, and 1999, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive. The following table reconciles the denominators of the basic and diluted per share computations. For each year, the numerator is the net income as reported.

                                       2001                       2000                      1999
                                       ----                       ----                      ----
                                            Per Share                  Per Share                 Per Share
                                    Shares  Amount            Shares   Amount           Shares   Amount
                                    ------  ------            ------   ------           ------   ------

           Basic EPS             8,036,000     $0.21        8,108,000    $0.51        8,096,000   $0.27
                                                ====                      ====                    =====
           Effect of dilutive

            options                 22,000                    120,000                         -
                                    ------                    -------                  ---------


           Diluted EPS           8,058,000     $0.21        8,228,000    $0.50        8,096,000   $0.27
                                 =========      ====        =========     ====        =========    ====

                 Manchester Technologies, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements
                           July 31, 2001, 2000 and 1999
                 (in thousands, except share and per share data)


      (k)  Accounting for Stock-Based Compensation
           ---------------------------------------

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

      (l)  Use of Estimates
           ----------------

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

      (m)  Fair Value of Financial Instruments
           -----------------------------------

         The  fair  values  of  accounts  receivable,  prepaid  expenses,  notes
      payable,   accounts   payable  and  accrued   expenses  are  estimated  to
      approximate the carrying values at July 31, 2001 due to the short maturities of such instruments.



(2)  Property and Equipment
     ----------------------

         Property and equipment at July 31, consist of the following:

                                                            2001        2000
                                                            ----        ----


      Furniture and fixtures                                $3,089      $2,619
      Machinery and equipment                                8,162       6,971
      Transportation equipment                                 588         483
      Leasehold improvements                                 2,934       2,834
                                                             -----       -----
                                                            14,772      12,907
      Less accumulated depreciation and amortization         8,472       6,578
                                                             -----       -----
                                                            $6,300      $6,329
                                                             =====       =====

         Depreciation and amortization expense amounted to $2,001, $1,750, and $1,569, for the years ended July 31, 2001, 2000 and 1999, respectively.

(3)      Acquisitions
       ------------

Coastal Office Products, Inc.
-----------------------------

         On January 2, 1998, the Company acquired all of the outstanding shares of Coastal Office Products, Inc. ("Coastal"), a value added reseller and provider of microcomputer services and peripherals to companies in the greater Baltimore, Maryland area. The acquisition, which has been accounted for as a purchase, consisted of cash payments of approximately $3,971 (including a contingent payment of $871 made on March 15, 1999). An additional contingent payment of $800 was made on March 15, 2000 through the issuance of 105,786 shares of the Company's common stock. The cash payments were made from the Company's cash balances. The selling shareholders received employment agreements that also provided for the issuance of 20,000 shares of common stock. The fair value of the common stock, amounting to $80, was recorded as deferred compensation and is being expensed over the three-year vesting period.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2001, 2000 and 1999
                 (in thousands, except share and per share data)


         Operating results of Coastal are included in the consolidated statements of income from the date of acquisition. The acquisition resulted in goodwill of $4,776, which is being amortized on the straight-line basis over 20 years.

Texport Technology Group, Inc. and Learning Technology Group, LLC
-----------------------------------------------------------------

         On March 22, 2000, the Company acquired all of the outstanding ownership interests of Texport Technology Group, Inc. ("Texport") and Learning Technology Group, LLC ("LTG"), affiliated entities engaged in reselling and providing of microcomputer services and peripherals to companies in the greater Rochester, New York area. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $400 plus potential future contingent payments. A contingent payment of up to $750 may be payable on March 22, 2002 based upon achieving certain agreed-upon increases in revenue and pretax earnings. The cash payment was made from the Company's cash balances. The selling owners received employment agreements that also provided for the issuance of 10,000 shares of common stock. The fair value of the common stock, amounting to $61, was recorded as deferred compensation and is being expensed over the three-year vesting period. In connection with the acquisition, the Company assumed approximately $648 of bank debt, and $27 of notes payable to the former shareholders, which were subsequently repaid.


     Operating results of Texport and LTG are included in the consolidated statement of income from the date of acquisition. The estimated fair value of tangible assets and liabilities acquired was $1,600 and $2,200, respectively. The excess of the aggregate purchase price over the estimated fair value of the tangible net assets acquired was approximately $995, which is being amortized on a straight-line basis over 20 years.


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

(4)  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

                                                              July 31,
                                                          2001           2000
                                                          ----           ----

                  Accounts payable, trade                $11,759        $25,005
                  Accrued salaries and wages               1,974          2,535
                  Customer deposits                          711            628
                  Other accrued expenses                     815          1,144
                                                             ---          -----
                                                         $15,259        $29,312
                                                          ======         ======

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2001, 2000 and 1999
                 (in thousands, except share and per share data)




          The Company has entered into financing agreements for the purchase of inventory. These agreements are secured by the related inventory and/or accounts receivables. In each of the years in the three-year period ended July 31, 2001, the Company has repaid all balances outstanding under these agreements within the non-interest-bearing payment period. Accordingly, amounts outstanding under such agreements of $1,719, $2,645, and $2,944 and at July 31, 2001, 2000 and 1999, respectively, are included in accounts payable and accrued expenses. In August 1997, the Company entered into a new financing agreement for the purchase of inventory. The agreement provides a maximum of $10,000 in credit for purchases of inventory from certain specified manufacturers. The agreement is unsecured, generally allows for a 30-day non-interest-bearing payment period and requires the Company to maintain, among other things, a certain minimum tangible net worth. As of July 31, 2001, retained earnings available for dividends amounted to approximately $16,500.



(5)  Employee Benefit Plans
     ----------------------

         The Company maintains a qualified defined contribution plan with a salary deferral provision, commonly referred to as a 401(k) plan. The Company matches 50% of employee contributions up to three percent of employees' compensation. The Company's contribution amounted to $317, $250, and $273 for the years ended July 31, 2001, 2000 and 1999, respectively.


         The Company also has two deferred compensation plans which are available to certain eligible key employees. The first plan consists of life insurance policies purchased by the Company for the participants. Upon vesting, which occurs at various times from three to ten years, a participant becomes entitled to have ownership of the policy transferred to him or her at termination of employment with the Company. The second plan consists of a commitment by the Company to pay a monthly benefit to an employee for a period of ten years commencing either ten or fifteen years from such employee's entrance into the plan. The Company has chosen to purchase life insurance policies to provide funding for these benefits. As of July 31, 2001 and 2000, the Company has recorded an asset (included with other assets) of $129 and $34, respectively, representing the cash surrender value of policies owned by the Company and a liability of $162 and $34, respectively, relating to the unvested portion of benefits due under these plans. For the years ended July 31, 2001, 2000 and 1999, the Company recorded an expense of $246, $92, and $51 in connection with these plans. During fiscal 2001, the Company received $505 in connection with a life insurance policy that it carried on an employee who died, which was partially offset by $250 in compensation benefits paid to the deceased employee.


(6)  Commitments and Contingencies
   -----------------------------

     Leases
     ------

         The Company leases most of its executive offices and warehouse facilities from landlords consisting primarily of related parties (note 9). In addition, the Company is obligated under lease agreements for sales offices and additional warehouse space. Aggregate rent expense under all these leases amounted to $1,756, $1,594, and $1,539, for the years ended July 31, 2001, 2000 and 1999.

         The following represents the Company's commitment under operating leases for each of the next five years ended July 31 and thereafter:
                                2002                   $1,843
                                2003                    1,559
                                2004                    1,412
                                2005                    1,366
                                2006                      744
                          Thereafter                    1,206
                                                        -----
                                                       $8,130
                                                       ======

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2001, 2000 and 1999
                 (in thousands, except share and per share data)

     Litigation
     ----------

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based on advice from its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.



(7)   Line of Credit
      --------------

         In July 1998, the Company entered into a revolving credit facility with its banks which was revised in June, 1999 to change participating banks. Under the terms of the facility, the Company may borrow up to a maximum of $15,000. Borrowings under the facility bear interest at variable interest rates based upon several options available to the Company. The facility requires the Company to maintain certain financial ratios and covenants. As of July 31, 2001, there was no balance outstanding under this agreement, which expires on April 2, 2002.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2001, 2000, and 1999
                 (in thousands, except share and per share data)

 (8)  Income Taxes
      ------------

      The provision for income taxes for the years ended July 31, 2001, 2000 and 1999 consists of the following:

                                                    2001       2000        1999
                                                    ----       ----        ----

              Federal                               $728     $2,242      $1,351
              State                                  229        712         380
                                                     ---        ---         ---

                                                     957      2,954       1,731
                                                     ---      -----       -----

              Federal                                (38)      (115)       (106)
              State                                  (11)       (39)        (35)
                                                     ---        ---         ---

                                                     (49)      (154)       (141)
                                                     ----      -----      -----
                                                    $908     $2,800      $1,590
                                                     ===      =====       =====

     The difference between the Company's effective income tax rate and the statutory rate is as follows, for the years ended July 31, 2001, 2000 and 1999 :

                                                    2001      2000         1999
                                                    ----      ----         ----

      Income taxes at statutory rate                $896     $2,346      $1,283
      State taxes, net of federal benefit            144        444         228
      Non deductible goodwill amortization            85         85          64
      Nontaxable life insurance proceeds            (172)         -           -
      Other                                          (45)       (75)         15
                                                     ---        ---          --

                                                    $908     $2,800      $1,590
                                                     ===      =====       =====

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at July 31, 2001 and 2000 were as follows:

                                                       2001                2000
                                                       ----                ----

              Deferred tax assets (liabilities):
                 Allowance for doubtful accounts       $439                $359
                 Deferred compensation                  473                 375
                 Depreciation                           409                 328
                 Other                                  (20)                190
                                                        ---                 ---

                 Net deferred tax asset              $1,301              $1,252
                                                      =====               =====


              A valuation allowance has not been provided in connection with the deferred tax assets since the Company believes, based upon its long history of profitable operations, that it is more likely than not that such deferred tax assets will be realized.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2001, 2000 and 1999
                 (in thousands, except share and per share data)

 (9)  Related Party Transactions
      --------------------------

         The Company leases its warehouse and distribution center as well as its corporate offices and certain sales facilities from entities owned or controlled by shareholders, officers, or directors of the Company. The leases generally cover a period of ten years and expire at various times from 2005 through 2008. Lease terms generally include annual increases of five percent. Rent expense for these facilities aggregated $884, $828, and $801, for the years ended July 31, 2001, 2000, and 1999, respectively.

         The Company paid legal fees to a law firm in which a director of the Company is a partner. Such fees amounted to $215, $177, and $213, including disbursements, in the fiscal years ended July 31, 2001, 2000, and 1999 respectively.

         During fiscal years ended July 31, 2001, 2000, and 1999 the Company received approximately $178, $273, and $597, respectively, in revenue from a company controlled by a director of the Company.

 (10)  Shareholders' Equity
       --------------------

      Warrants
      --------

         In connection with its Initial Public Offering (IPO) in December 1996, the Company issued to the underwriter warrants to purchase an aggregate of 250,000 shares of common stock. The warrants are exercisable at a price of $12 per share and expire in December, 2001.

      Stock Option Plan

         Under the Company's Amended and Restated 1996 Incentive and Non-Incentive Stock Option Plan as amended, (the "Plan"), which was approved by the Company's shareholders in October 1996, an aggregate of 2,600,000 shares of common stock are reserved for issuance upon exercise of options thereunder. Under the Plan, incentive stock options, as defined in section 422 of the Internal Revenue Code of 1986, as amended, may be granted to employees and non-incentive stock options may be granted to employees, directors and such other persons as the Board of Directors may determine, at exercise prices equal to at least 100% (with respect to incentive stock options) and at least 85% (with respect to non-incentive stock options) of the fair market value of the common stock on the date of grant. In addition to selecting the optionees, the Board of Directors will determine the number of shares of common stock subject to each option, the term of each stock option up to a maximum of ten years (five years for certain employees for incentive stock options), the time or times when the stock option becomes exercisable, and otherwise administer the Plan. Generally, incentive stock options expire three months from the date of the holder's termination of employment with the Company other than by reason of death or disability. Options may be exercised with cash or common stock previously owned for in excess of six months. The following table summarizes stock option activity:

                 Manchester Technologies, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements
                           July 31, 2001, 2000 and 1999
                 (in thousands, except share and per share data)

                                                                      Weighted
                                                                      Average
                                                 Exercise             Exercise
                                                 Balance              Price


         Balance July 31, 1998                    849,600               $3.92
            Granted                                19,000               $3.52
            Cancelled                             (53,500)              $3.8125
                                                  -------
         Balance July 31, 1999                    815,100               $3.93


           Granted                                253,250               $4.37
           Exercised                             (109,416)              $3.8125
           Cancelled                             (132,250)              $4.50
                                                  --------
         Balance July 31, 2000                    826,684               $4.00


           Granted                                123,000               $3.74
           Exercised                               (1,500)              $3.8125
           Cancelled                              (49,100)              $4.19
                                                  --------
         Balance July 31, 2001                    899,084               $3.95
                                                  =======


          At July 31, 2001, options with the following ranges of exercise prices were outstanding:

                                Options Outstanding                             Options Currently Exercisable
                                -------------------                             -----------------------------
     Range of
     Exercise                               Weighted Average                                    Weighted Average
     Prices               Number    Exercise Price     Remaining life              Number       Exercise Price
     ------               ------    --------------     --------------              ------       --------------

     $2.50 - $3.75        141,000       $3.25             8 Yrs.                    68,334            $3.31
     $3.8125 - $4.875     753,084       $4.07             6 Yrs.                   453,632            $3.91
     $5.69                  5,000       $5.69             9 Yrs                          -             -
                            -----                                                  -------

     $2.50 - $5.69        899,084       $3.95             6 Yrs.                   521,966            $3.83
                          =======                                                  =======

         All options granted expire ten years from the date of grant except for options granted to directors which expire five years from the date of grant.

         The Company has adopted the pro forma disclosure provision of SFAS No. 123, "Accounting for Stock Based Compensation". Accordingly, the Company does not record compensation cost in the financial statements for its stock options which have an exercise price equal to or greater than the fair market value of the underlying stock on the date of grant. The Company has recognized a total of $152 in deferred commission expense representing the value of stock options granted to non-employee sales representatives. Such cost is expensed over the vesting period, amounting to $10 and $65 in fiscal 2001 and 1999, respectively. No expense was recognized in fiscal 2000. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date under SFAS No. 123, the Company's net income and net income per share for the years ended July 31, 2001, 2000 and 1999 would approximate the pro forma amounts below:

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2001, 2000 and 1999
                 (in thousands, except share and per share data)


                                                    2001        2000     1999
                                                    ----        ----     ----

         Net income:
           As reported                               $1,727     $4,100   $2,183
           Pro forma                                 $1,335     $3,813   $1,940

         Basic net income per share:
           As reported                                $0.21      $0.51    $0.27
           Pro forma                                  $0.17      $0.47    $0.24


         Diluted net income per share:
           As reported                                $0.21      $0.50    $0.27
           Pro forma                                  $0.17      $0.46    $0.24

The pro forma effects on net income and diluted net income per share for 2001, 2000 and 1999 may not be representative of the pro forma effects in future years.

The fair value of options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:
                                                    2001       2000      1999
                                                    ----       ----      ----
Expected dividend yield                               0%        0%        0%
Expected stock volatility                            55%       49%       43%
Risk free interest rate                               5%        5%        5%
Expected option term until exercise (years)           5.00      5.00      5.00

     The per share weighted average fair value of stock options granted during fiscal 2001, 2000 and 1999 was $2.03, $2.15, and $1.40, respectively.

     Repurchase of Common Stock
     --------------------------

     During the years ended July 31, 2001, 2000 and 1999, the Company repurchased 171,000, 150,600, and 11,800 shares of its common stock at an aggregate purchase price of $621, $671, and $33, respectively. Such shares were subsequently retired.

(11)  Major Customer and Vendors and Concentration of Credit Risk
      -----------------------------------------------------------

     The Company sells and provides services to customers who are located primarily in the eastern United States.

The Company's top four vendors accounted for approximately 19%, 14%, 10%, and 10%, respectively of total product purchases for the year ended July 31, 2001. The Company's top three vendors accounted for approximately 16%, 14%, and 10%, respectively, of total product purchases for the year ended July 31, 2000. The Company's top two vendors accounted for approximately, 21%, and 10%, respectively of total product purchases for the year ended July 31, 1999.

     No customer accounted for more than 5% of the Company's accounts receivable at July 31, 2001 and 2000. For the fiscal years ended July 31, 2001, 2000 and 1999, no one customer accounted for more than 10% of total revenue.

                 Manchester Technologies, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements
                           July 31, 2001, 2000 and 1999
                 (in thousands, except share and per share data)



 (12)  Impact of Recently Issued Accounting Standards
       ----------------------------------------------

In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142 "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combinations must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of."

     The Company is required to adopt the provisions of Statement 141 immediately and has elected to adopt Statement 142 effective August 1, 2001. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.

     Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will not be amortized after August 1, 2001.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it with the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of income.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2001, 2000 and 1999
                 (in thousands, except share and per share data)


     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $6,148 which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $386 for the year ended July 31, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

(13) Subsequent Event
     ----------------

     On August 29, 2001, the Company acquired all of the outstanding stock of Donovan Consulting Group, Inc. ("Donovan") a Delaware corporation headquartered in Atlanta, Georgia. Donovan is a technical services firm that delivers Wireless LAN solutions to customers nationwide. The acquisition, which will be accounted for as a purchase, consisted of a cash payment of $1,500 plus potential future contingent payments. Contingent payments of up to $1,000 may be payable on each of November 2, 2002 and November 2, 2003 based upon Donovan achieving certain agreed-upon increases in revenue and pre-tax earnings. In connection with the acquisition, the Company assumed approximately $435 of bank debt and $43 of other debt, which were subsequently repaid.

     Operating results of Donovan will be included in the consolidated statement of income from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $472 and $648, respectively. The excess of the aggregate purchase price over the estimated fair value of the tangible net assets acquired was approximately $1,700. The $1,700 will not be amortized; however, it will be subject to impairment testing in accordance with Statement Statement No. 142, "Goodwill and Other Intangible Assets."

(14) Quarterly Results (unaudited)
     ----------------------------

                              Oct. 31      Jan 31    Apr. 30  July 31    Year
                              -------      ------    -------  -------    ----
2001
   Revenue                     $81,142     $70,888   $68,598  $59,650  $280,278
   Gross profit                  9,757       8,917     9,765    8,914    37,353
   Net income                      638          24       665      400     1,727
   Basic earnings per share       0.08        0.00      0.08     0.05      0.21
   Diluted earnings per share     0.08        0.00      0.08     0.05      0.21


     2000
   Revenue                      65,360      70,847    81,867   81,999   300,073
   Gross profit                  9,743       8,970    11,251    9,973    39,837
   Net income                    1,086         825     1,495      694     4,100
   Basic earnings per share       0.13        0.10      0.18     0.09      0.51
   Diluted earnings per share     0.13                  0.10     0.18      0.08                           0.50


     Basic and diluted earnings per share for each of the quarters are based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters in a year may not necessarily equal the year's earnings per share.

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

10.5.h5    Lease dated June 23, 1997 between Registrant and First Willow, LLC.

10.5.i(5) Lease dated June 30, 1997  between  Registrant  and Angela C.  Maffeo,
          Trustee Under the Will of John Capobianco.

10.5.j(6) Lease dated  October 1, 1997  between  Registrant  and  Spanish  River
          Executive Plaza, Ltd. A/k/a Century Financial Plaza.

10.5.k(4) Lease dated January 2, 1998 between Coastal Office Products,  Inc. and
          BC & HC Properties, LLC

10.5.l(10)Lease dated March 1, 2000  between  ASP  Washington  LLC and Coastal
          Office Products.

10.5.m(11)Lease dated  April 5, 2001  between  Emmatt  Enterprises  Inc.,  and
          Donovan Consulting Group, Inc.,

10.5.n(11) Lease dated July 31, 1995 between Registrant and Boatman's  Equities,
           LLC - f/k/a 160 Oser Avenue Associates, as amended.

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

10.12(4) Definitive  Purchase Agreement and Indemnity Agreement dated January 2,
         1998 between Registrant and Coastal Office Products, Inc.

10.13(7) $15,000,000 Revolving Credit Facility Agreement dated July 21, 1998 between Registrant and Bank of New York, as Agent.

10.14(8) $15,000,000 Revolving Credit Facility Agreement dated June 25, 1999 between Registrant and EAB, as Agent.

10.15(9) Definitive Purchase Agreement dated March 22, 2000 between Registrant and Texport Technology Group, Inc. and Learning Technology Group, LLC.

10.16(11) Definitive Purchase Agreement dated August 29, 2001 between Registrant and Donovan Consulting Group

 23.1     Independent auditors' consent.


(b)      Reports on Form 8-K
         The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report, and none were required.
-----------------------
* Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

1. Filed as the same numbered Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-13345) and incorporated herein by reference thereto.

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

8. Filed as the same numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1999 (Commission File No. 0-21695) and incorporated herein by reference thereto.

9. Filed as the same numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2000 (Commission File No. 0-21695) and incorporated herein by reference thereto.

10. Filed as the same numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2000 (Commission File No. 0-21695) and incorporated herein by reference thereto.

11. Filed as the same numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2001 (Commission File No. 0-21695) and incorporated herein by reference thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                              Manchester Technologies, Inc.

Date:         October  29, 2001              By: ss/ Barry  R. Steinberg_
                                                     --------------------
                                              Barry R. Steinberg
                                              President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

 ss/ Barry R. Steinberg                      Date:   October 29, 2001
 ----------------------
Barry R. Steinberg
President, Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)


ss/ Joel G. Stemple                          Date:  October 29, 2001
   ----------------
Joel G. Stemple
Executive Vice President and Director


ss/ Joseph Looney                            Date:   October 29, 2001
   --------------
Joseph Looney
Vice President - Finance,
Chief Financial Officer (Principal Accounting Officer)


ss/ Joel Rothlein                              Date:  October 29, 2001
   --------------
Joel Rothlein
Director

ss/  Michael Russell                            Date:  October 29, 2001
     ---------------
Michael Russell
Director

ss/ Bert Rudofsky                               Date: October 29, 2001
    -------------
Michael Russell
Director


                          Manchester Technologies, Inc.

                 Schedule II - Valuation and Qualifying Accounts
                 -----------------------------------------------
                             (dollars in thousands)

                                        Column C-Additions
                                        ------------------
                          Column B-           (1)-         (2)-
                         Balance at     Charged to    Charged to      Column D-       Column E-
 Column A -              beginning of   costs and     other           Deductions-     Balance at
 Description             period         expenses      accounts (b)     (a)            end of period
 -----------             ------         --------      ------------     ---            -------------



Allowance for doubtful
accounts

Year ended:

    July 31, 1999          $1,150           $154             -            $100           $1,204

    July 31, 2000          $1,204          ($366)          $61               -             $899

    July 31, 2001            $899           $832             -            $631           $1,100


(a) Write-off amounts against allowance provided.
(b) Recorded in connection with the acquisitions.