Form 10-Q
period 2001-10-31
MANCHESTER TECHNOLOGIES INC
filed 2001-12-14
CIK 1023876

12


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended OCTOBER 31, 2001


                                       or

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


         There were 7,990,215 outstanding shares of COMMON STOCK at December 10, 2001.

                 MANCHESTER TECHNOLOGIES, INC. AND SUBSIDIARIES

                                Table of Contents

PART I.            FINANCIAL INFORMATION                                   Page
-------            ---------------------                                   ----

Item 1.     Condensed Consolidated Balance Sheets
               October 31, 2001  (unaudited) and July 31, 2001                3


            Condensed Consolidated Statements of Income
               Three months  ended October 31, 2001 and 2000 (unaudited)      4


            Condensed Consolidated Statements of Cash Flows
               Three months ended October 31, 2001 and 2000 (unaudited)       5


            Notes to Unaudited Condensed Consolidated Financial Statements    6

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             8



PART II.           OTHER INFORMATION


Item 6.            Exhibits and Reports                                      15

Part I - FINANCIAL INFORMATION

ITEM 1.            Financial Statements

                 Manchester Technologies, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                     (in thousands except per share amounts)


                                               October 31, 2001     July 31,2001
                                                  (Unaudited)       ------------
                                                 ------------

Assets:
  Cash and cash equivalents                          $ 8,434            $14,493
  Accounts receivable, net                            27,010             25,135
  Inventory                                           17,748              7,546
  Deferred income taxes                                  459                459
  Prepaid income taxes                                   306                 43
  Prepaid expenses and other current assets              313                362
                                                         ---                ---

         Total current assets                         54,270             48,038

Property and equipment, net                            6,203              6,300
Goodwill, net                                          8,020              6,148
Deferred income taxes                                    842                842
Other assets                                             458                455
                                                         ---                ---

                                                     $69,793            $61,783
                                                      ======             ======


Liabilities:

  Accounts payable and accrued expenses              $23,385            $15,259
  Deferred service contract revenue                      582                807
                                                         ---                ---

         Total current liabilities                    23,967             16,066
Deferred compensation payable                            162                162
                                                         ---                ---

         Total liabilities                            24,129             16,228
                                                      ------             ------


Shareholders' equity:

  Preferred stock, $.01 par value; 5,000  shares
   authorized, none issued                                 -                  -
  Common stock, $.01 par value; 25,000  shares
   authorized, 7,990   issued and outstanding             80                 80
  Additional paid-in capital                          18,942             18,942
  Deferred compensation                                  (33)               (38)
  Retained earnings                                   26,675             26,571
                                                      ------             ------

         Total shareholders' equity                   45,664             45,555
                                                      ------             ------

                                                     $69,793            $61,783
                                                      ======             ======

See notes to condensed consolidated financial statements

                 Manchester Technologies, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                    Unaudited


                                                  Three months ended October 31,
                                                       2001            2000
                                                           (Unaudited)
                                                           -----------

Revenue
     Products                                        $58,872          $79,515
     Services                                          2,694            1,627
                                                       -----            -----

                                                      61,566           81,142
                                                      ------           ------

Cost of revenue
     Products                                         51,261           70,281
     Services                                          1,811            1,104
                                                       -----            -----

                                                      53,072           71,385
                                                      ------           ------

     Gross profit                                      8,494            9,757

Selling, general and administrative expenses           8,395            8,885
                                                       -----            -----

     Income from operations                               99              872


Interest and investment income                            75              196
                                                          --              ---

     Income before income taxes                          174            1,068

Provision for income taxes                                70              430
                                                          --              ---

     Net income                                         $104             $638
                                                        ====             ====

Net income per share
     Basic                                             $0.01            $0.08
                                                       =====            =====
     Diluted                                           $0.01            $0.08
                                                       =====            =====

Weighted average shares outstanding
     Basic                                             7,990            8,133
                                                       =====            =====
     Diluted                                           7,990            8,222
                                                       =====            =====

See notes to condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                           For the three months
                                                              ended October 31,
                                                                 2001      2000
                                                                 ----      ----
                                                                 (Unaudited)
                                                                 -----------
Cash flows from operating activities:
      Net income                                                 $104      $638
  Adjustments to reconcile net income to net cash from
    operating activities:
          Depreciation and amortization                           509       543
          Allowance for doubtful accounts                         290       117
          Non cash compensation and commission expense              -        11
  Change in assets and liabilities (net of the effects
    of acquisition:
         (Increase) decrease in accounts receivable            (1,915)       46
Increase in inventory                                         (10,065)   (2,090)
         (Increase) decrease in prepaid income taxes             (263)      552
         Increase  in prepaid expenses and
             other current assets                                  49       125
         (Increase) decrease  in other assets                      (3)       20
         Increase (decrease) in accounts payable and
             accrued expenses                                   7,733    (5,751)
Increase (decrease) in deferred service contract revenue         (225)      (71)
                                                                 ----       ---

              Net cash  used in operating activities           (3,786)   (5,860)
                                                                ------   -------
Cash flows from investing activities:
         Capital expenditures                                    (343)     (207)
         Payment for acquisition, net of cash acquired         (1,454)        -
                                                               ------     -----

              Net cash used by investing activities            (1,797)     (207)
                                                               ------       ---
Cash flows from financing activities:
         Payments on notes payable - bank                        (433)        -
         Payments on notes payable - other                        (43)       (7)
         Purchase and retirement of common stock                    -      (574)
         Issuance of common stock upon exercise of options          -         6
                                                                 ----      ----

              Net cash used in financing activities              (476)     (575)
                                                                  ----      ---
Net decrease in cash and cash equivalents                      (6,059)   (6,642)
Cash and cash equivalents at beginning of period               14,493    16,156
                                                               ------    ------
Cash and cash equivalents at end of period                     $8,434    $9,514
                                                                =====     =====

See notes to condensed consolidated financial statements.
                                       5

                 Manchester Technologies, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                  (in thousands except share and per share data)


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

     In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company as of October 31, 2001 and the results of operations for the three months ended October 31, 2001 and 2000 and cash flows for the three months ended October 31, 2001 and 2000. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended July 31, 2001, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


2. Net Income Per Share


     Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Stock options and warrants representing 934,000 and 210,000 shares for the three months ended October 31, 2001 and 2000, respectively, have been excluded from the calculation of diluted net income per share as they are antidilutive. The following table reconciles the denominators of the basic and diluted per share computations. For each period, the numerator is the net income as reported.

                                                   (shares in thousands)
                                               Three months ended October 31,
                                         2001                         2000
                                         ----                         ----
                                               Per share              Per share
                                    Shares      amount      Shares    amount
                                    ------      ------      ------    ------
      Basic                           7,990     $0.01       8,133      $0.08
                                                 ====                  =====
      Effect of dilutive  options         -                    89
                                     ------                    --

      Diluted                         7,990     $0.01       8,222      $0.08
                                      =====      ====       =====      =====


3. Acquisition of Donovan Consulting Group, Inc.

     On August 29, 2001, the Company acquired all of the outstanding stock of Donovan Consulting Group, Inc. ("Donovan") a Delaware corporation headquartered in Atlanta, Georgia. Donovan is a technical services firm that delivers Wireless

LAN solutions to customers nationwide. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $1,500 plus potential future contingent payments. Contingent payments of up to $1,000 may be payable on each of November 2, 2002 and November 2, 2003 based upon Donovan achieving certain agreed-upon increases in revenue and pre-tax earnings. In connection with the acquisition, the Company assumed approximately $435 of bank debt and $43 of other debt, which were subsequently repaid. Donovan was acquired in order to strengthen the Company's position in the wireless LAN arena. Donovan will allow the Company to offer total solutions including state of the art products as well as the services necessary to have those products operate optimally.

     Operating results of Donovan are included in the consolidated statement of income from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $497 and $869, respectively. The excess of the aggregate purchase price over the estimated fair value of the tangible net assets acquired was approximately $1,872. The factors that contributed to the determination of the purchase price and the resulting goodwill include the significant growth expected in this area due to the combination of the Company's long history of strong customer relationships, financial strength and stability coupled with Donovan's product offerings and highly skilled technical staff. The $1,872 will not be amortized; however, it will be subject to impairment testing in accordance with Statement No. 142, "Goodwill and Other Intangible Assets."

     The presentation of supplemental pro forma financial information is deemed immaterial.

Acquisition of e.Track Solutions, Inc.

     On November 9, 2001, the Company acquired all of the outstanding stock of e.Track Solutions, Inc. ("e.Track"), a New York Corporation headquartered in Pittsford, New York. e.Track is a business and software services firm that delivers business, Internet and information technology solutions to customers nationwide. The acquisition, which will be accounted for as a purchase, consisted of cash payments of $290,000 (including debt assumed and subsequently repaid). e.Track was acquired in order to allow the Company to offer our customers customized software, solutions along with the products and services that we have traditionally offered.

     Operating results of e.Track will be included in the consolidated statements of income from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $116 and $192, respectively. The excess of aggregate purchase price over the estimated fair value of the tangible net assets acquired was $276. The factors that contributed to the determination of the purchase price and the resulting goodwill include the expectation that the combination of e.Track's highly skilled technical staff, coupled with the Company's financial strength and customer base will result in significant growth at e.Track going forward. The $276 will not be amortized; however, it will be subject to impairment testing in accordance with Statement No. 142, "Goodwill and Other Intangible Assets."



4.       Statement of Cash Flow Information

      Supplemental disclosure of cash flow information:
                                                 Three months ended October 31,
                                                      2001            2000
                                                          (in thousands)
                                                          --------------
      Cash paid for income taxes                      $333              $62
                                                      ====              ===

5.    Accounting for Business Combinations, Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of SFAS No. 142. This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121.

     The Company has adopted the provisions of SFAS Nos. 141 and 142 as of August 1, 2001. The Company has evaluated its existing goodwill that was acquired in prior purchase business combinations and has determined that an adjustment or reclassification to intangible assets at August 1, 2001 was not required in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill.

     The Company will be required to test goodwill for impairment in accordance with the provisions of SFAS No. 142 by January 31, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of August 1, 2001. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

     Goodwill amortization for the three months ended October 31, 2000 was $102,000. The following table shows the results of operations as if SFAS No. 141 was applied to prior periods:

                                                            For the three months
                                                               ended October 31,
                                                           2001          2000
                                                           ----          ----
      Net income as reported                                 $104          $638
      Add back: Goodwill amortization                           -           102
                                                             ----           ---

      Adjusted net income                                    $104          $740
                                                              ===           ===

      Income per share - Basic
        Net income, as reported                             $0.01         $0.08
        Goodwill amortization                                  -           0.01
                                                            -----          ----

        Adjusted net income                                 $0.01         $0.09
                                                             ====          ====

      Income per share - Diluted
        Net income, as reported                             $0.01         $0.08
        Goodwill amortization                                 -            0.01
                                                             ---           ----

        Adjusted net income                                 $0.01         $0.09
                                                             ====          ====

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K. This discussion and analysis contains certain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in those forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth below, those set forth in the Company's Annual Report on Form 10-K for the year ended July 31, 2001, and those set forth in the Company's other filings from time to time with the Securities and Exchange Commission.


General

     We are an integrator and reseller of computer hardware, software and networking products, primarily for commercial customers. We offer our customers single-source solutions, customized to their information systems needs, by integrating analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. To date, most of our revenues have been derived from product sales. We generally do not develop or sell software products. However, certain computer hardware products sold by us are loaded with prepackaged software products.

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

         Our strategy also includes expanding our presence in the New York metropolitan area by increasing our sales and service capabilities in our New York City office and enlarging our sales, service and training capabilities at our Long Island headquarters, as well as expanding geographically into growing business centers in the eastern half of the United States. We cannot assure you that the expansion of our New York metropolitan area operations will increase profits generated by such operations, that the opening of new offices will prove profitable, or that these expansion plans will not substantially increase future capital expenditures or other expenditures. The failure of this component of our strategy may materially adversely affect our business, results of operations and financial condition.

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

         On September 11, 2001, the World Trade Center in New York City and the Pentagon in Washington, D.C. were the subject of terrorists attacks. A significant part of our business is generated from our New York City and Baltimore/Washington, D.C. offices and revenues for the month of September were adversely impacted with declines in orders and shipments. We cannot predict the impact that these or potential future attacks may have on our business, results of operations and financial condition.

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

     Our business is dependent upon our relationships with major manufacturers and distributors in the computer industry. Many aspects of our business are affected by our relationships with major manufacturers, including product availability, pricing and related terms, and reseller authorizations. The increasing demand for personal computers and ancillary equipment has resulted in significant product shortages from time to time, because manufacturers have been unable to produce sufficient quantities of certain products to meet demand. We cannot predict that manufacturers will maintain an adequate supply of these products to satisfy all the orders of our customers or that, during periods of increased demand, manufacturers will provide products to us, even if available, or at discounts previously offered to us. In addition, we cannot assure you that the pricing and related terms offered by major manufacturers will not adversely change in the future. Our failure to obtain an adequate supply of products, the loss of a major manufacturer, the deterioration of our relationship with a major manufacturer or our inability in the future to develop new relationships with other manufacturers may have a material adverse effect on our business, financial condition and results of operations. On September 4, 2001, the Hewlett-Packard Company and Compaq Computer Corporation announced their intention to merge. Manchester sells the products of both companies and we believe that we have strong relationships with both companies. While we do not believe that there will be a material adverse effect on our business, financial condition and results of operations as a result of this merger, there can be no assurance that such a material adverse effect will not occur.

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

         Our quarterly revenue and operating results have varied significantly in the past and are expected to continue to do so in the future. Quarterly revenue and operating results generally fluctuate as a result of the demand for our products and services, the introduction of new hardware and software technologies with improved features, the introduction of new services by us and our competitors, changes in the level of our operating expenses, competitive conditions and economic conditions. In particular, over the last several years, we have increased certain of our fixed operating expenses, including a significant increase in personnel, as part of our strategy to increase our focus on providing systems integration and other higher margin and value added services. As a result, we believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not necessarily indicative of results to be expected for a full fiscal year.

         As a result of the rapid changes which are taking place in computer and networking technologies, product life cycles are short. Accordingly, our product offerings change constantly. Prices of products change, with generally higher prices early in the life cycle of the product and lower prices near the end of the product's life cycle. The computer industry has experienced rapid declines in average selling prices of personal computers. In some instances, we have been able to offset these price declines with increases in units shipped. There can be no assurance that average selling prices will not continue to decline or that we will be able to offset declines in average selling prices with increases in units shipped.

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


                                                    Percentage of Revenues
                                                      Three Months Ended
                                                          October 31,
                                                    -----------------------

                                                     2001             2000
                                                     ----             ----
           Product Sales                             95.6%            98.0%
           Services                                   4.4              2.0
                                                      ---              ---
                Total revenue                       100.0            100.0
                                                    -----            -----

           Cost of Product Sales                     87.1             88.4
            Cost of Services                         67.2             67.9
                                                     ----             ----
                Cost of revenue                      86.2             88.0
                                                     ----             ----

           Product Gross Profit                      12.9             11.6
           Services Gross Profits                    32.8             32.1
                                                     ----             ----
                Gross Profit                         13.8             12.0
                                                     ----             ----

           Selling, general and
              administrative expenses                13.6             10.9
                                                     ----             ----
           Income from operations                     0.2              1.1
           Interest and other income, net             0.1              0.2
                                                      ---              ---
           Income before income taxes                 0.3              1.3
           Provision for income taxes                 0.1              0.5
                                                      ---              ---
           Net income                                 0.2%             0.8%
                                                      ===              ===

Three Months Ended October 31, 2001 Compared with Three Months Ended October 31, 2000

     Revenue. Our revenue decreased $19.6 million or 24.1% from $81.1 million for the three months ended October 31, 2000 to $61.6 million for the three months ended October 31, 2001. Product revenue decreased by $20.6 million or 26.0%, due primarily to decreases in revenue from sales of monitors and displays as well as decreases in shipments of computers partially offset by increases in units sold. The events of September 11, 2001 adversely impacted revenue for the month of September with declines in orders and shipments. We did experience improvements in revenue in October and do not expect significant long term impact on our operations as a result of these events. Service revenue increased $1.1 million or 65.6% due primarily to our continued focus on developing and selling value-added services to our customers including revenues generated by Donovan Consulting Group, Inc. which was acquired on August 29, 2001 and significant growth in the sales of services to customers that are delivered by manufacturers or vendors.

     Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit decreased $1.3 million or 12.9% from $9.8 million for the first quarter of fiscal 2001 to $8.5 million for the most recent fiscal quarter. Gross profit from the sale of products decreased by $1.6 million or 17.6%, while gross profit from the sale of services increased by $360,000 or 68.8%. The changes in gross profit primarily resulted from the changes in revenue discussed above. As a percentage of revenue, gross profit increased to 13.8% in the first quarter of fiscal 2002 as compared to 12.0% in fiscal 2001. The increase in margins is attributable to increased sales of higher margin products as well as increased volume incentive rebates by vendors and manufacturers.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $490,000 or 5.5% from $8.9 million in the first quarter of fiscal 2001 to $8.4 million in the first quarter of fiscal 2002. This decrease is principally a result of lower salaries, personnel, and depreciation and amortization costs (due primarily to the August 1, 2001 adoption of SFAS Statement No. 142 "Goodwill and Other Intangible Assets" which requires that goodwill no longer be amortized) partially offset by higher bad debts and insurance costs.

     Interest and Investment Income. Interest and investment income decreased by $121,000 due to lower cash balances available for investments as well as lower interest rates.

     Provision for Income Taxes. The effective income tax rate decreased slightly to 40.2% of pretax income in the current period compared to 40.3% of pretax income in the prior year's period.


Liquidity and Capital Resources

     The Company's  primary sources of financing have been internally  generated
working   capital  from   operations   and  a  line  of  credit  from  financial
institutions.


     For the three months ended October 31, 2001, cash used by operating activities was $3.8 million consisting primarily of increases in accounts receivable and inventory partially offset by an increase in accounts payable and accrued expenses. During the quarter the Company made an investment in inventory by purchasing a significant number of large screen flat panel displays. We believe that the investment made in this inventory will result in benefits to the Company through the volume incentives and discounts obtained on these products. We expect that these products will be sold over the next two fiscal quarters. We also used $1.9 million (including $500,000 in repayment of debts assumed) for the purchase of

     Donovan Consulting Group and $343,000 for capital expenditures during this fiscal quarter. The Company's accounts receivable and accounts payable and accrued expenses balances as well as its investment in inventory can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, the Company's experience is that increases in accounts receivable, inventory and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels.

     The Company has available a line of credit with financial institutions in the aggregate amount of $15.0 million. No amounts were outstanding under this line as of October 31, 2001.

     The Company believes that its current balances in cash and cash equivalents, expected cash flows from operations and available borrowings under the line of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 2002. The Company currently has no material commitments for capital expenditures. In November 2001 the Company completed the acquisition of e.Track Solutions, Inc. Total cash paid at closing was approximately $300,000 (including debts assumed and subsequently repaid). Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory and the purchase of equipment and expansion of facilities, the possible opening of new offices, potential acquisitions, and expansion of the Company's service and e-commerce capabilities.

Impact of Recently Issued Accounting Standards

     In  October  2001,  the FASB  issued  SFAS  No.  144,  "Accounting  for the
Impairment of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," while retaining the fundamental recognition and measurement provisions of that statement. SFAS No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off to be considered held and used until it is disposed of. However, SFAS No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 retains the provisions of SFAS No. 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. SFAS No. 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001, and will thus be adopted by the Company on August 1, 2002. The Company has not determined the effect, if any, that the adoption of SFAS No. 144 will have on the Company's consolidated financial statements.

      PART II - OTHER INFORMATION



      Item 6.     Exhibits and Reports

      Exhibits


10.5.o Extension and Amendment Agreement dated November 30, 2001 between Registrant and Kin Properties, Inc. as agent.

10.17 Definitive Purchase Agreement dated November 1, 2001 between Registrant and e.Track Solutions, Inc.


(b) Reports on Form 8-K


      Form 8-K filed August 29, 2001 disclosing the acquisition of Donovan Consulting Group, Inc.

      Form 8-K filed November 26, 2001 disclosing the acquisition of e.Track Solutions, Inc.

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



                                           MANCHESTER TECHNOLOGIES., INC.
                                           ------------------------------
                                           (Registrant)


DATE:   December 13, 2001                  s/Barry Steinberg
                                           ------------------------------------
                                           Barry Steinberg
                                           President and Chief Executive Officer



DATE:   December 13, 2001                   s/Joseph Looney
                                           -------------------------------

                                           Joseph Looney
                                           Vice President of Finance and
                                           Chief Financial Officer