Form 10-Q
period 2002-01-31
MANCHESTER TECHNOLOGIES INC
filed 2002-03-18
CIK 1023876

17


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                 For the quarterly period ended January 31, 2002


                                                               or

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


  There were  7,990,215  outstanding  shares of COMMON STOCK at March 14, 2002.

                 MANCHESTER TECHNOLOGIES, INC. AND SUBSIDIARIES

                                Table of Contents

PART I.       FINANCIAL INFORMATION                                        Page
-------       ---------------------                                        ----


Item 1.       Condensed Consolidated Balance Sheets
                 January 31, 2002  (unaudited) and July 31, 2001            3


              Condensed Consolidated  Statements of Income Three months and
                six months ended January 31, 2002 and 2001 (unaudited)      4

              Condensed  Consolidated  Statements  of Cash Flows Six months
                 ended January 31, 2002 and 2001 (unaudited)                5

              Notes to Unaudited Condensed Consolidated
                Financial Statements                                        6


Item 2.       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    9



PART II.      OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Security Holders           16

Item 6.       Exhibits and Reports                                          16

Part I - FINANCIAL INFORMATION

ITEM 1.            Financial Statements

                 Manchester Technologies, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                     (in thousands except per share amounts)


                                                January 31, 2002   July 31, 2001
                                                   (Unaudited)     -------------
                                                   ------------

Assets:
  Cash and cash equivalents                             $ 9,559      $14,493
  Accounts receivable, net                               29,578       25,135
  Inventory                                              12,752        7,546
  Deferred income taxes                                     459          459
  Prepaid income taxes                                      109           43
  Prepaid expenses and other current assets                 610          362
                                                            ---          ---

         Total current assets                            53,067       48,038

Property and equipment, net                               6,390        6,300
Goodwill, net                                             8,296        6,148
Deferred income taxes                                       842          842
Other assets                                                490          455
                                                            ---          ---

                                                        $69,085      $61,783
                                                         ======       ======

Liabilities:
  Accounts payable and accrued expenses                 $22,269      $15,259
  Deferred service contract revenue                         552          807
                                                            ---          ---

         Total current liabilities                       22,821       16,066
Deferred compensation payable                               162          162
                                                            ---          ---

         Total liabilities                               22,983       16,228
                                                         ------       ------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000 shares
   authorized, none issued                                    -            -
  Common stock, $.01 par value; 25,000 shares
   authorized, 7,990  issued and outstanding                 80           80
  Additional paid-in capital                             18,942       18,942
  Deferred compensation                                     (28)         (38)
  Retained earnings                                      27,108       26,571
                                                         ------       ------

         Total shareholders' equity                      46,102       45,555
                                                         ------       ------

                                                        $69,085      $61,783
                                                         ======       ======


See notes to condensed consolidated financial statements

                 Manchester Technologies, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                    Unaudited


                                    Three months ended January 31,  Six months ended  January 31,
                                            2002        2001          2002         2001
                                            ----        ----          ----         ----
   Revenue
       Products                             $65,287      $68,947    $124,159      $148,462
       Services                               2,812        1,941       5,506         3,568
                                              -----        -----       -----         -----
                                             68,099       70,888     129,665       152,030
                                             ------       ------     -------       -------

    Cost of revenue
       Products                              55,818       60,762     107,079       131,043
       Services                               2,214        1,209       4,025         2,313
                                              -----        -----       -----         -----
                                             58,032       61,971     111,104       133,356
                                             ------       ------     -------       -------


       Gross profit                          10,067        8,917      18,561        18,674

Selling, general and
    administrative expenses                   9,394        8,973      17,789        17,858
                                              -----        -----      ------        ------

       Income (loss) from operations            673          (56)        772           816

Interest income                                  47           95         122           291
                                                 --           --         ---           ---

       Income  before income taxes              720           39         894         1,107

Provision for income taxes                      287           15         357           445
                                                ---           --         ---           ---

       Net income                              $433          $24        $537          $662
                                                ===           ==         ===           ===

Net Income per share
   Basic                                      $0.05        $0.00       $0.07         $0.08
                                               ====         ====        ====          ====
   Diluted                                    $0.05        $0.00       $0.07         $0.08
                                               ====         ====        ====          ====

Weighted average
  shares outstanding
     Basic                                    7,990        8,014       7,990         8,074
                                              =====        =====       =====         =====

      Diluted                                 7,991        8,014       7,990         8,118
                                              =====        =====       =====         =====


See notes to condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)


                                                             For the six months
                                                             ended  January 31,
                                                               2002        2001
                                                               ----        ----
                                                                 (Unaudited)
                                                                 -----------


Cash flows from operating activities:
         Net income                                            $537      $  662

  Adjustments to reconcile net income to net
   cash from operating activities:
         Depreciation and amortization                        1,006       1,035
         Increase in allowance for doubtful accounts            178         225
         Non cash compensation and commission expense            10          17
  Change in assets and liabilities (net of
   effects of acquisitions):
         (Increase) decrease in accounts receivable          (4,355)      4,289
         Increase in inventory                               (5,069)     (1,038)
         (Increase) decrease in prepaid income taxes            (66)        374
         Increase in prepaid expenses and
             other current assets                              (228)        (30)
         Increase in other assets                               (35)        (10)
         Increase (decrease) in accounts payable and
             accrued expenses                                 6,504      (8,010)
         Decrease in deferred service contract revenue         (255)       (225)
                                                                ---        ----


         Net cash used in operating activities               (1,773)     (2,711)
                                                              -----      -------

Cash flows from investing activities:
         Capital expenditures                                  (990)       (946)
         Payments for acquisitions, net of cash acquired     (1,613)          -
                                                              ------      -----
              Net cash used in investing activities          (2,603)       (946)
                                                             ------        -----

Cash flows from financing activities:
         Payments on notes payable - bank                      (515)        (18)
         Payments on notes payable - other                      (43)          -
         Purchase and retirement of common stock                  -        (574)
         Issuance of common stock upon exercise
          of options                                              -           6
                                                                ---        ----
              Net cash used in financing activities            (558)       (586)
                                                               ----        ----

         Net decrease in cash and cash equivalents           (4,934)     (4,243)
 Cash and cash equivalents at beginning of period            14,493      16,156
                                                             ------      ------
         Cash and cash equivalents at end of period          $9,559     $11,913
                                                              =====      ======

See notes to condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                  (in thousands except share and per share data)


   1.    Organization and Basis of Presentation


          Manchester Technologies, Inc., formerly Manchester Equipment Co., Inc. ("Manchester," "we," "us," or the "Company"), is a single-source solutions provider specializing in hardware and software procurement, custom networking, storage, enterprise and Internet solutions. Manchester engineers provide answers to companies' MIS needs by combining comprehensive analysis, design and integration services with a complete line of competitively priced products and peripherals from the industry's leading vendors.

         Sales of hardware, software and networking products comprise the majority of the Company's revenue. The Company has entered into agreements with certain suppliers and manufacturers that may provide the Company favorable pricing and price protection in the event a vendor reduces its prices.

         In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position of the Company as of January 31, 2002 and the results of operations for the three and six months ended January 31, 2002 and 2001 and cash flows for the six months ended January 31, 2002 and 2001. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended July 31, 2001, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


   2.    Net Income Per Share

         Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Stock options and warrants representing 916,000 and 899,000 shares for the three months ended January 2002 and 2001, respectively, and 925,000 and 554,000 shares for the six months ended January 31, 2002 and 2001, respectively, are excluded from the calculation of diluted net income per share since the result would be antidilutive. The following table reconciles the denominators of the basic and diluted per share computations. For each period, the numerator is the net income as reported.

                                                          (shares in thousands)
                             Three months ended January 31,                  Six months ended January 31,
                                2002               2001                      2002                   2001
                                ----               ----                      ----                   ----
                                   Per share              Per share                 Per share             Per share
                         Shares     amount      Shares    amount        Shares      amount       Shares    amount
                         ------     ------      ------    ------        ------      ------       ------    ------
         Basic           7,990        $0.05      8,014      $0.00        7,990        $0.07        8,074    $0.08
                                      =====                 =====                     =====                 =====

         Effect of
          dilutive
           options           1                       -                       -                        44
                             -                     ---                       -                        --


         Diluted         7,991       $0.05        8,014     $0.00         7,990       $0.07        8,118    $0.08
                         =====       =====        =====     =====         =====       =====        =====    =====

  3.    Acquisition of Donovan Consulting Group, Inc.

          On August 29, 2001, the Company acquired all of the outstanding stock of Donovan Consulting Group, Inc. ("Donovan"), a Delaware corporation headquartered near Atlanta, Georgia. Donovan is a technical services firm that delivers Wireless LAN solutions to customers nationwide. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $1,500 plus potential future contingent payments. Contingent payments of up to $1,000 may be payable on each of November 2, 2002 and November 2, 2003 based upon Donovan achieving certain agreed-upon increases in revenue and pre-tax earnings. In connection with the acquisition, the Company assumed approximately $435 of bank debt and $43 of other debt, which were subsequently repaid. Donovan was acquired in order to strengthen the Company's position in the wireless LAN arena. Donovan will allow the Company to offer total Wireless LAN solutions including state of the art products as well as the services necessary to have those products operate optimally.

          Operating results of Donovan are included in the condensed consolidated statement of income from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $497 and $869, respectively. The excess of the aggregate purchase price over the estimated fair value of the tangible net assets acquired was approximately $1,872. The factors that contributed to the determination of the purchase price and the resulting goodwill include the significant growth expected in this area due to the combination of the Company's long history of strong customer relationships, financial strength and stability coupled with Donovan's product offerings and highly skilled technical staff. The $1,872 will not be amortized; however, it will be subject to impairment testing in accordance with Statement No. 142, "Goodwill and Other Intangible Assets."

          The presentation of supplemental pro forma financial information is deemed immaterial. Acquisition of e.Track Solutions, Inc. On November 9, 2001, the Company acquired all of the outstanding stock of e.Track Solutions, Inc. ("e.Track"), a New York corporation headquartered in Pittsford, New York. e.Track is a business and software services firm that delivers business, Internet and information technology solutions to customers nationwide. The acquisition, which will be accounted for as a purchase, consisted of cash payments of $290 (including debt assumed and subsequently repaid). e.Track was acquired in order to allow the Company to offer our customers customized software solutions along with the products and services that we have traditionally offered.

          Operating results of e.Track will be included in the condensed consolidated statements of income from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $116 and $192, respectively. The excess of aggregate purchase price over the estimated fair value of the tangible net assets acquired was $276. The factors that contributed to the determination of the purchase price and the resulting goodwill include the expectation that the combination of e.Track's highly skilled technical staff, coupled with the Company's financial strength and customer base, will result in significant growth at e.Track going forward. The $276 will not be amortized; however, it will be subject to impairment testing in accordance with Statement No. 142, "Goodwill and Other Intangible Assets."

          The presentation of supplemental pro for ma financial information is deemed immaterial.


4.       Statement of Cash Flow Information

      Supplemental disclosure of cash flow information:

                                                 Six months ended January 31,
                                                    2002               2001
                                                    ------             ----
                                                          (in thousands)
      Cash paid for income taxes                      $423              $93
                                                      =====             ===

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

          The Company was required to test goodwill for impairment in accordance with the provisions of SFAS No. 142 by January 31, 2002. In accordance with SFAS No. 142, goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment. The Company determined that its reporting unit for purposes of applying the provisions of SFAS 142 was its operating segment. During the quarter, the Company completed its initial impairment review which indicated that there was no impairment as of the date of adoption. Fair value for goodwill was determined based on discounted cash flows.

          Goodwill amortization for the six months ended January 31, 2001 was $195,000. The following table shows the results of operations as if SFAS No. 141 was applied to prior periods:

                                                     For the six months
                                                        ended January 31,
                                                    2002                2001
                                                    ----                ----
      Net income as reported                          $537               $662
      Add back: Goodwill amortization                    -                195
                                                      ----                ---

      Adjusted net income                             $537               $857
                                                       ===                ===

      Income per share - Basic
        Net income, as reported                      $0.07              $0.08
        Goodwill amortization                         -                  0.02
                                                    -----                ----

        Adjusted net income                          $0.07              $0.10
                                                      ====               ====

      Income per share - Diluted
        Net income, as reported                      $0.07              $0.08
        Goodwill amortization                         -                  0.02
                                                      ---                ----

        Adjusted net income                          $0.07              $0.10
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

         To date, our revenues have been based primarily upon sales in the New York Metropolitan area. Our strategy, encompassing the expansion of service offerings, the expansion of existing offices and the establishment of new regional offices, has challenged and will continue to challenge our senior management and infrastructure. We cannot predict our ability to respond to these challenges. If we fail to effectively manage our planned growth, there may be a material adverse effect on our business, results of operations and financial condition.

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

         Certain manufacturers offer market development funds, cooperative advertising and other promotional programs to systems integrators, distributors and computer resellers. We rely on these funds for many of our advertising and
                                       10
promotional campaigns. In recent years, manufacturers have generally reduced their level of support with respect to these programs, which has required us to increase spending of our own funds to obtain the same level of advertising and promotion. If manufacturers continue to reduce their level of support for these programs, or discontinue them altogether, we would have to further increase our advertising and promotion spending, which may have a material adverse effect on our business, financial condition and results of operations.

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

Critical Accounting Policies

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended July 31, 2001 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, and goodwill impairments. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

         The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

         Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected.

         We will perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In assessing the recoverability of the Company's goodwill, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company's results of operations.

      Results of Operations

      The following table sets forth, for the periods indicated, information derived from our Condensed Consolidated Statements of Income expressed as a percentage of related revenue or total revenue.


                                                                   Percentage of Revenue
                                                  Three Months Ended              Six  Months Ended
                                                        January 31,                  January 31,
                                                    2002             2001         2002         2001
                                                    ----             -----        ----         ----
           Product sales                            95.9%            97.3%       95.8%          97.7%

           Services                                  4.1              2.7         4.2            2.3
                                                     ---              ---         ---           ----
                Total revenue                      100.0            100.0       100.0          100.0
                                                   -----            -----       -----          -----

           Cost of product sales                    85.5             88.1        86.2           88.3
            Cost of services                        78.7             62.3        73.1           64.8
                                                    ----             ----        ----           ----

                Cost of revenue                     85.2             87.4        85.7           87.7
                                                    ----             ----        ----           ----

           Product gross profit                     14.5             11.9        13.8           11.7
           Services gross profit                    21.3             37.7        26.9           35.2
                                                    ----             ----        ----           ----

                Gross profit                        14.8             12.6        14.3           12.3

           Selling, general and
              administrative expenses               13.8             12.7        13.7           11.8
                                                    ----             ----        ----           ----
           Income (loss) from operations             1.0             (0.1)        0.6            0.5
           Interest and other income, net            0.0              0.1         0.1            0.2
                                                     ---              ---         ---            ---
           Income before income taxes                1.0              0.0         0.7            0.7
                                                                                  ---
           Provision for income taxes                0.4              0.0         0.3            0.3
                                                     ---              ---         ---            ---
           Net income                                0.6%             0.0%        0.4%           0.4%
                                                     ===              ===         ===            ===

     Three Months Ended January 31, 2002 Compared with Three Months Ended January 31, 2001

           Revenue. The Company's revenue decreased $2.8 million or 3.9% from $70.9 million for the three months ended January 31, 2001 to $68.1 million for the three months ended January 31, 2002. Product revenue decreased by $3.7 million due primarily to lower shipments of computers as well as lower per unit prices for computers. This was somewhat offset by increases in shipments of displays. Service revenue increased $871,000 to $2.8 million from $1.9 million in the same quarter last year. Revenue from services increased primarily due to revenue generated by our two new acquisitions, Donovan and e.Track, as well as revenue from sales to customers that is delivered by manufacturers or vendors.

           Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit increased $1.2 million or 12.9% from $8.9 million for the second quarter of fiscal 2001 to $10.1 million for the most recent fiscal quarter. Gross profit from the sale of products increased by $1.3 million or 15.7%, while gross profit from the sale of services decreased by $134,000 or 18.3%. The changes in gross profit primarily resulted from the changes in revenue discussed above. In addition, the Company was able to take advantage of certain product opportunities from manufacturers and vendors resulting in higher margins than experienced in recent quarters. Margins on service offerings were negatively impacted by lower utilization of our technical staff, primarily the staff connected with Donovan and e.Track. As a percentage of revenue, gross profit increased to 14.8% in the second quarter of fiscal 2002 as compared to 12.6% in fiscal 2001.

              Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $421,000 or 4.7% from $9.0 million in the second quarter of fiscal 2001 to $9.4 million in the second quarter of fiscal 2002. This increase is principally a result of higher bad debts expenses, as well as higher salaries and personnel costs incurred in connection with the acquisition of Donovan and e.Track, and additions to the sales and service staff to better position the Company to take advantage of any improvement in market conditions in coming quarters. The increase in personnel costs was partially offset by the reduction in amortization costs (due primarily to the August 1, 2001 adoption of SFAS Statement No. 142 "Goodwill and Other Intangible Assets" which requires that goodwill no longer be amortized).

              Interest and Investment Income. Interest and investment income decreased by $48,000 due to lower cash balances available for investments as well as lower interest rates.

              Provision  for  Income  Taxes.   The  effective  income  tax  rate
      increased slightly to 39.8% of pretax income in the current period compared to 38.5% of pretax income in the prior year's period.

     Six Months Ended January 31, 2002 Compared to Six Months Ended January 31, 2001

              Revenue. The Company's revenue decreased by $22.4 million or 14.7% from $152.0 million for the six months ended January 31, 2001 to $129.7 million for the six months ended January 31, 2002. Revenue from the sale of products decreased by $24.3 million or 16.4% while revenue from service offerings increased by $1.9 million or 54.3%. The decrease in product revenue is due primarily to the shipment of fewer personal computers as well as lower average selling prices for personal computers. This was partially offset by increases in shipments of displays, primarily large screen flat panel displays shipped from our Electrograph subsidiary. The growth in services revenues is due to the acquisition of Donovan and e.Track, as well as growth in the sale of services to customers that are delivered by manufacturers or vendors.

              Gross Profit.Gross profit decreased by $113,000 or 0.6% to $18.6 million for the first six months of fiscal 2002 from $18.7 million in the comparable period a year ago. Gross profit from product sales decreased by $339,000 or 1.9% from $17.4 million in the first six months of fiscal 2001 to $17.1 million in the most recent six month period. Service offerings generated $1.3 million of gross profit in the first six months of fiscal 2001 and $1.5 million of gross profit for the first six months of fiscal 2002. Gross margin percentages on product sales improved in the first six months of fiscal 2002 due to increased sales of higher margin products, increased volume rebates by manufacturers and certain large volume product purchases that the Company was able to take advantage of. Service margins declined during the period due primarily to lower utilization of technical personnel as well as increases in lower margin sales of services that are delivered by other than Company personnel.

              Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $69,000 or 0.4% from $17.9 million for the first six months of fiscal 2001 to $17.8 million for the first six months of fiscal 2002. The decrease is principally due to lower salaries and personnel costs, partially offset by higher bad debt expenses.

          Interest Income. Interest income decreased due to lower cash balances available for investment as well as lower interest rates available in the marketplace.

              Provision  for  Income  Taxes.   The  effective  income  tax  rate
      decreased slightly to 39.9% for the first six months of fiscal 2002 from 40.2% for the first six months of fiscal 2001.

      Liquidity and Capital Resources

           The Company's primary sources of financing have been internally generated working capital from operations and a line of credit from financial institutions.


           For the six months ended January 31, 2002, cash used by operating activities was $1.8 million consisting primarily of increases in accounts receivable and inventory partially offset by an increase in accounts payable and accrued expenses. During the first quarter of the year the Company made an investment in inventory by purchasing a significant number of large screen flat panel displays. The investment made in this inventory resulted in benefits to the Company through the volume incentives and discounts obtained on these products. We expect that most of the remaining products from this purchase will be sold by the next fiscal quarter. We also expended $2.2 million (including $558,000 in repayment of debts assumed) for the purchase of Donovan Consulting Group, Inc. and e.Track Solutions, Inc. and $1.0 million for capital expenditures during the six months ended January 31, 2002. The Company's accounts receivable and accounts payable and accrued expenses balances as well as its investment in inventory can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, the Company's experience is that increases in accounts receivable, inventory and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels.

           The Company has available a line of credit with a financial institution in the aggregate amount of $15.0 million. This line was recently renewed and extended through January 31, 2005. No amounts were outstanding under this line as of January 31, 2002.

          The Company believes that its current balances in cash and cash equivalents, expected cash flows from operations and available borrowings under the line of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 2003. The Company currently has no material commitments for capital or other expenditures, except operating leases which the Company is committed under for facilities and certain tangible property. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory and the purchase of equipment and expansion of facilities, the possible opening of new offices, potential acquisitions, and expansion of the Company's service and e-commerce capabilities. In addition, there are no transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect liquidity or the availability of or requirements for capital resources.

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

      PART II - OTHER INFORMATION


      Item 4.     Submission of Matters to a Vote of Security Holders

         At our Annual Meeting of Shareholders held on January 16, 2002, the following proposals were adopted by the margins indicated:

     (1) Elect seven Directors to serve until the 2003 Annual Meeting of Shareholders;

                                                                        Broker
             Nominee                 For     Withheld      Abstain     Non-votes
             -------                 ---     --------      -------     ---------

          Barry R. Steinberg      7,795,442     106,399        0           0
          Joel G. Stemple         7,795,442     106,399        0           0
          Joel Rothlein           7,811,442      90,399        0           0
          Bert Rudofsky           7,811,442      90,799        0           0
          Michael E. Russell      7,811,442      90,799        0           0
          Julian Sandler          7,804,742      97,099        0           0
          Robert Valentine        7,804,742      97,099        0           0


(2) Vote on the ratification of the reappointment of KPMG LLP as independent auditors of the Company for the year ending July 31, 2002.

                                                                       Broker
                   For         Against           Abstain              Non-votes
                   ---         -------           -------              ---------
                  7,841,891     59,700              250                 0

         No other items were voted on at the Annual Meeting of Shareholders or during the quarter ended January 31, 2002.



      Item 6.     Exhibits and Reports

      Exhibits

       99.1 Press Release dated December 6, 2001 filed on Form 8-K December 6, 2001.



      (b)     Reports on Form 8-K

       Form 8-K filed December 6, 2001 disclosing Exhibit 99.1 Press release dated December 6, 2001 reporting earnings for first quarter ended October 31, 2001.

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



                                          MANCHESTER TECHNOLOGIES., INC.
                                          ------------------------------
                                          (Registrant)



DATE:    March 18, 2002                    s/ Barry Steinberg
                                            ---------------------------

                                          Barry Steinberg
                                          President and Chief Executive Officer




DATE:    March 18, 2002                    s/ Barry Steinberg
                                          --------------------------------

                                          Joseph Looney
                                          Vice President of Finance and
                                          Chief Financial Officer