Form 10-Q
period 2002-04-30
MANCHESTER TECHNOLOGIES INC
filed 2002-06-13
CIK 1023876

17



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 30, 2002


                                       or

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 [X] Yes [ ] No


As of June 12, 2002, there were 7,990,215 outstanding shares of the registrant's Common Stock.

                 MANCHESTER TECHNOLOGIES, INC. AND SUBSIDIARIES

                                Table of Contents

PART I.      FINANCIAL INFORMATION                                         Page
-------      ---------------------                                         ----


Item 1.      Condensed Consolidated Balance Sheets
                    April 30, 2002  (unaudited) and July 31, 2001             3


             Condensed Consolidated  Statements of Income Three months and
                    nine months ended April 30, 2002 and 2001 (unaudited)     4


             Condensed  Consolidated  Statements of Cash Flows Nine months
                    ended April 30, 2002 and 2001 (unaudited)                 5

             Notes to Unaudited Condensed Consolidated Financial Statements   6


Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       9



PART II.     OTHER INFORMATION




Item 6.      Exhibits and Reports on Form 8-K                                16

Part I - FINANCIAL INFORMATION

ITEM 1.            Financial Statements

                 Manchester Technologies, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                     (in thousands except per share amounts)


                                                    April 30, 2002 July 31, 2001
                                                      (Unaudited)  -------------
                                                      -----------


Assets:
  Cash and cash equivalents                              $ 8,073       $14,493
  Accounts receivable, net                                32,085        25,135
  Inventory                                               13,229         7,546
  Deferred income taxes                                      459           459
  Prepaid income taxes                                       401            43
  Prepaid expenses and other current assets                  612           362
                                                             ---           ---

         Total current assets                             54,859        48,038

Property and equipment, net                                6,671         6,300
Goodwill, net                                              8,311         6,148
Deferred income taxes                                        842           842
Other assets                                                 618           455
                                                             ---           ---

                                                         $71,301       $61,783
                                                          ======        ======

Liabilities:
  Accounts payable and accrued expenses                  $24,135       $15,259
  Deferred service contract revenue                          533           807
                                                             ---           ---

         Total current liabilities                        24,668        16,066
Deferred compensation payable                                162           162
                                                             ---           ---

         Total liabilities                                24,830        16,228
                                                          ------        ------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000
   shares authorized, none issued                              -             -

  Common stock, $.01 par value; 25,000  shares
   authorized, 7,990 issued and outstanding                   80            80
  Additional paid-in capital                              18,942        18,942
  Deferred compensation                                      (23)          (38)
  Retained earnings                                       27,472        26,571
                                                          ------        ------

         Total shareholders' equity                       46,471        45,555
                                                          ------        ------

                                                         $71,301       $61,783
                                                          ======        ======

See notes to condensed consolidated financial statements
                                       3

                 Manchester Technologies, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                    (in thousands, except per share amounts)
                                    Unaudited


                                     Three months ended April 30,   Nine months ended April 30,
                                      2002                2001            2002        2001
                                      ----                ----            ----        ----
Revenue

       Products                       $61,678           $66,522        $185,837     $214,984
        Services                        3,453             2,076           8,959        5,644
                                        -----             -----           -----        -----
                                       65,131            68,598         194,796      220,628
                                       ------            ------         -------      -------

Cost of revenue
       Products                        53,391            57,151         160,470      188,194
       Services                         2,699             1,682           6,724        3,995
                                        -----             -----           -----        -----

                                       56,090            58,833         167,194      192,189
                                       ------            ------         -------      -------

       Gross profit                     9,041             9,765          27,602       28,439


Selling, general and
    administrative expenses             8,480             8,734          26,269       26,592
                                        -----             -----          ------       ------
       Income from operations             561             1,031           1,333        1,847

Interest income                            40               116             162          407
                                           --               ---             ---          ---

       Income before income taxes         601             1,147           1,495        2,254

Provision for income taxes                237               482             594          927
                                          ---               ---             ---          ---
Net income                               $364              $665            $901       $1,327
                                          ===               ===             ===        =====

Net income per share
   Basic                                $0.05             $0.08          $0.11         $0.16
                                         ====              ====           ====          ====

   Diluted                              $0.05             $0.08          $0.11         $0.16
                                         ====              ====           ====          ====

Weighted average
  shares outstanding

  Basic                                 7,990             8,005           7,990        8,051
                                        =====             =====           =====        =====
  Diluted                               7,992             8,005           7,991        8,080
                                        =====             =====           =====        =====


See notes to condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                   For the nine months ended
                                                                           April 30,
                                                                       2002         2001
                                                                       ----         ----

Cash flows from operating activities:
          Net income                                                   $ 901       $ 1,327


 Adjustments to reconcile net income to net cash from
   operating activities:
         Depreciation and amortization                                1,514         1,636
         Allowance  for doubtful accounts                                20           405
         Stock compensation expense                                      15            22
         Tax benefit from exercise of options                             -            77

  Change in assets and liabilities, net of the effects
    of acquisitions:
         (Increase) decrease  in accounts receivable                 (6,704)        7,484
         Increase in inventory                                       (5,546)       (3,443)
         (Increase) decrease in prepaid income taxes                   (358)          441
         Increase  in prepaid expenses and
             other current assets                                      (230)         (124)
         (Increase) decrease in other assets                           (163)           60
         Increase (decrease) in accounts payable and
             accrued expenses                                         8,355        (6,173)
         Decrease in deferred service revenue                          (274)         (295)
                                                                       ----          ----
       Net cash (used in) provided by
        operating activities                                         (2,470)        1,417
                                                                      -----         -----
Cash flows from investing activities:
       Capital expenditures                                          (1,779)       (1,471)
       Payments for acquisitions, net of cash acquired               (1,613)            -
                                                                    -------         -----
         Net cash used in investing activities                       (3,392)       (1,471)
                                                                     -------        -----

Cash flows from financing activities:
         Payments on notes payable - bank                              (515)            -
         Payments on notes payable - other                              (43)          (18)
         Purchase and retirement of  common stock                         -          (621)
         Issuance of common stock upon exercise of options                -             6
                                                                      -----          ----

              Net cash used in financing activities                    (558)         (633)
                                                                       -----         -----

Net decrease  in cash and cash equivalents                           (6,420)         (687)

         Cash and cash equivalents at beginning of period            14,493        16,156
                                                                     ------        ------
Cash and cash equivalents at end of period                           $8,073       $15,469
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


   1.    Organization and Basis of Presentation


         Manchester Technologies, Inc., ("Manchester," "we," "us," or the "Company"), is a single-source solutions provider specializing in hardware and software procurement, custom networking, storage, enterprise and Internet solutions. Manchester engineers provide answers to companies' MIS needs by combining comprehensive analysis, design and integration services with a complete line of competitively priced products and peripherals from the industry's leading vendors.

         Sales of hardware, software and networking products comprise the majority of the Company's revenue. The Company has entered into agreements with certain suppliers and manufacturers that may provide the Company favorable pricing and price protection in the event a vendor reduces its prices.

         In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the Company's financial position, results of operations and cash flows as of the dates and for the periods presented. The operating results of the interim period presented are not necessarily indicative of the results to be achieved for future interim periods or the entire year. Although the Company believes that the disclosures herein are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended July 31, 2001, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.


   2.    Net Income Per Share


         Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Stock options and warrants representing 908,000 and 881,000 shares for the three months ended April 30, 2002 and 2001, respectively, and 919,000 and 663,000 shares for the nine months ended April 30, 2002 and 2001, respectively, are excluded from the calculation of diluted net income per share since the result would be antidilutive. The following table reconciles the denominators of the basic and diluted per share computations. For each period, the numerator is the net income as reported.

                                                  (shares in thousands)
                             Three months ended April 30,                       Nine months ended April 30,
                                2002               2001                       2002                   2001
                                ----               ----                       ----                   ----
                                   Per share              Per share               Per share             Per share
                   Shares           amount      Shares    amount        Shares    amount      Shares     amount
                   ------           ------      ------    ------        ------    ------       ------    ------
         Basic           7,990        $0.05      8,005      $0.08        7,990      $0.11        8,051    $0.16
                                       ====                 =====                    ====                  ====

         Effect of
          dilutive
           options           2                       -                       1                      29
                         -----                     ---                    ----                      --

         Diluted         7,992        $0.05      8,005      $0.08        7,991      $0.11        8,080    $0.16
                         =====         ====      =====      =====        =====       ====       ======    =====

                                        6

  3.    Acquisition of Donovan Consulting Group, Inc.

          On August 29, 2001, the Company acquired all of the outstanding stock of Donovan Consulting Group, Inc. ("Donovan"), a Delaware corporation headquartered near Atlanta, Georgia. Donovan is a technical services firm that delivers Wireless LAN solutions to customers nationwide. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $1,500 plus potential future contingent payments. Contingent payments of up to $1,000 may be payable on each of November 2, 2002 and November 2, 2003 based upon Donovan achieving certain agreed-upon increases in revenue and pre-tax earnings. In connection with the acquisition, the Company assumed approximately $435 of bank debt and $43 of other debt, which were subsequently repaid. Donovan was acquired in order to strengthen the Company's position in the wireless LAN arena. Donovan allows the Company to offer total Wireless LAN solutions including state of the art products as well as the services necessary to have those products operate optimally.

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

      Acquisition of e.Track Solutions, Inc.
      --------------------------------------

          On November 9, 2001, the Company acquired all of the outstanding stock of e.Track Solutions, Inc. ("e.Track"), a New York corporation headquartered in Pittsford, New York. e.Track is a business and software services firm that delivers business, Internet and information technology solutions to customers nationwide. The acquisition, which has been accounted for as a purchase, consisted of cash payments of $290 (including debt assumed and subsequently repaid). e.Track was acquired in order to allow the Company to offer our customers customized software solutions along with the products and services that we have traditionally offered.

          Operating results of e.Track are included in the condensed consolidated statements of income from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $116 and $192, respectively. The excess of aggregate purchase price over the estimated fair value of the tangible net assets acquired was $291. The factors that contributed to the determination of the purchase price and the resulting goodwill include the expectation that the combination of e.Track's highly skilled technical staff, coupled with the Company's financial strength and customer base, will result in significant growth at e.Track going forward. The $291 will not be amortized; however, it will be subject to impairment testing in accordance with Statement No. 142, "Goodwill and Other Intangible Assets."

          The presentation of supplemental pro forma financial information is deemed immaterial.


4.       Statement of Cash Flow Information

      Supplemental disclosure of cash flow information:

                                             Nine months ended April 30,
                                                   2002               2001
                                                   ------             ----
                                                         (in thousands)
      Cash paid for income taxes                     $952              $93
                                                     =====             ===

                                       7

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

         The Company was required to test goodwill for impairment in accordance with the provisions of SFAS No. 142 by January 31, 2002. In accordance with SFAS No. 142, goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment. The Company determined that its reporting unit for purposes of applying the provisions of SFAS 142 was its operating segment. During the quarter, the Company completed its initial impairment review, which indicated that there was no impairment as of the date of adoption. Fair value for goodwill was determined based on discounted cash flows.

                  Goodwill amortization for the nine months ended April 30, 2001 was $285,000. The following table shows the results of operations as if SFAS No. 142 was applied to prior periods:

                                                      For the nine months
                                                         ended April 30,
                                                     2002                2001
                                                     ----                ----
      Net income as reported                           $901              $1,327
      Add back: Goodwill amortization                     -                 285
                                                       ----                 ---

      Adjusted net income                              $901              $1,612
                                                        ===              ======

      Income per share - Basic
        Net income, as reported                       $0.11              $0.16
        Goodwill amortization                          -                  0.04
                                                     -----               -----

        Adjusted net income                           $0.11              $0.20
                                                       ====               ====

      Income per share - Diluted
        Net income, as reported                       $0.11              $0.16
        Goodwill amortization                          -                  0.04
                                                       ---               -----

        Adjusted net income                           $0.11              $0.20
                                                       ====               ====

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K. This discussion and analysis contains certain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, intentions, plans or strategies regarding the future, which are not historical facts. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in the forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth below, those set forth in the Company's Annual Report on Form 10-K for the year ended July 31, 2001, and those set forth in the Company's other filings from time to time with the Securities and Exchange Commission. The Company does not undertake any obligation to update or revise any forward-looking statement, made by it or on its behalf, whether as a result of new information, future events, or otherwise.


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

     Our business is dependent upon our relationships with major manufacturers and distributors in the computer industry. Many aspects of our business are affected by our relationships with major manufacturers, including product availability, pricing and related terms, and reseller authorizations. The increasing demand for personal computers and ancillary equipment has resulted in significant product shortages from time to time, because manufacturers have been unable to produce sufficient quantities of certain products to meet demand. In addition, many manufacturers have adopted "just in time" manufacturing principles that can reduce the immediate availability of a wide range of products at any one time. We cannot predict that manufacturers will maintain an adequate supply of these products to satisfy all the orders of our customers or that, during periods of increased demand, manufacturers will provide products to us, even if available, or at discounts previously offered to us. In addition, we cannot assure you that the pricing and related terms offered by major manufacturers will not adversely change in the future. Our failure to obtain an adequate supply of products, the loss of a major manufacturer, the deterioration of our relationship with a major manufacturer or our inability in the future to develop new relationships with other manufacturers may have a material adverse effect on our business, financial condition and results of operations. On May 3, 2002, the Hewlett-Packard Company and Compaq Computer Corporation merged. Manchester sells the products of both companies and we believe that we have strong relationships with both companies. While we do not believe that there will be a material adverse effect on our business, financial condition and results of operations as a result of this merger, there can be no assurance that such a material adverse effect will not occur.
                                       10

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

         Our strategy envisions that part of our future growth will come from acquisitions consistent with our strategy. There can be no assurance that we will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to us, or to integrate the operations of such acquired businesses with our operations. Certain of these acquisitions may be of significant size and may include assets that are outside our geographic territories or are ancillary to our core business strategy.
                                       11

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

         We will perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In assessing the recoverability
                                       12
of the Company's goodwill, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company's results of operations.

      Results of Operations

      The following table sets forth, for the periods indicated, information derived from our Condensed Consolidated Statements of Income expressed as a percentage of related revenue or total revenue.


                                                                   Percentage of Revenue
                                                        Three Months Ended         Nine Months Ended
                                                             April 30,                 April 30,
                                                       2002           2001           2002         2001
                                                       ----           ----           ----         ----
            Product sales                              94.7%          97.0%         95.4%         97.4%

            Services                                    5.3            3.0           4.6           2.6
                                                        ---            ---           ---           ---
               Total revenue                          100.0          100.0         100.0         100.0
                                                      -----          -----                       -----


           Cost of product sales                       86.6           85.9          86.3          87.5
           Cost of  services                           78.2           81.0          75.1          70.8
                                                       ----           ----          ----          ----
                 Cost of revenue                       86.1           85.8          85.8          87.1
                                                       ----           ----          ----          ----

           Product gross profit                        13.4           14.1          13.7          12.5
           Services gross profit                       21.8           19.0          24.9          29.2
                                                       ----           ----          ----          ----
                Gross profit                           13.9           14.2          14.2          12.9

           Selling, general and
              administrative expenses                  13.0           12.7          13.5          12.1
                                                       ----           ----          ----          ----
           Income from operations                       0.9            1.5           0.7           0.8
           Interest and other income, net               0.1            0.2           0.1           0.2
                                                        ---            ---           ---           ---
           Income before income taxes                   1.0            1.7           0.8           1.0
           Provision for income taxes                   0.4            0.7           0.3           0.4
                                                        ---            ---           ---           ---

           Net income                                   0.6%           1.0%          0.5%          0.6%
                                                        ===            ===           ===           ===


     Three Months Ended April 30, 2002 Compared with Three Months Ended April 30, 2001

           Revenue. The Company's revenue decreased $3.5 million or 5.1% from $68.6 million for the three months ended April 30, 2001 to $65.1 million for the three months ended April 30, 2002. Product revenue decreased by $4.8 million due primarily to lower shipments of computers and peripherals. This was somewhat offset by increases in shipments of displays. Product revenues were adversely impacted by the current soft economic conditions. The Company's primary customers are commercial end users and the continued slowdown in technology investments by such entities has resulted in declining product revenues. Service revenue increased $1.4 million or 66.3% to $3.5 million from $2.1 million in the same quarter last year. Revenue from services increased primarily due to revenue generated by our two recently completed acquisitions, Donovan and e.Track, as well as revenue from sales to customers that is delivered by manufacturers or vendors.
                                       13

           Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit decreased $724,000 or 7.4% from $9.8 million for the third quarter of fiscal 2001 to $9.0 million for the most recent fiscal quarter. Gross profit from the sale of products decreased by $1.1 million or 11.6%, while gross profit from the sale of services increased by $360,000 or 91.4%. The changes in gross profit primarily resulted from the changes in revenue discussed above. Margins on service offerings improved somewhat when compared to the same quarter a year ago, but were negatively impacted by lower utilization of our technical staff, primarily the staff connected with recently completed acquisitions. As a percentage of revenue, gross profit decreased to 13.9% in the third quarter of fiscal 2002 as compared to 14.2% in fiscal 2001.

              Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $254,000 or 2.9% from $8.7 million in the third quarter of fiscal 2001 to $8.5 million in the third quarter of fiscal 2002. This decrease is principally a result of lower advertising, bad debts and depreciation and amortization costs partially offset by higher telephone costs. The reduction in amortization costs was due primarily to the August 1, 2001 adoption of SFAS Statement No. 142 "Goodwill and Other Intangible Assets" which requires that goodwill no longer be amortized.

              Interest and Investment Income. Interest and investment income decreased by $76,000 due to lower cash balances available for investments as well as lower interest rates.

              Provision for Income Taxes. The effective income tax rate decreased to 39.4% of pretax income in the current period compared to 42.0% of pretax income in the prior year's period due primarily to non-deductible goodwill amortization in the prior year that was not charged in the current year due to the adoption of SFAS Statement No. 142.

     Nine Months  Ended April 30, 2002  Compared to Nine Months  Ended April 30,
     2001

              Revenue. The Company's revenue decreased by $25.8 million or 11.7 % from $220.6 million for the nine months ended April 30, 2001 to $194.8 million for the nine months ended April 30, 2002. Revenue from the sale of products decreased by $29.1 million or 13.6% while revenue from service offerings increased by $3.3 million or 58.7%. The decrease in product revenue is due primarily to the shipment of fewer personal computers and peripherals, as well as the generally soft economic conditions experienced this fiscal year. This was partially offset by increases in shipments of displays, primarily large screen flat panel displays shipped from our Electrograph subsidiary. The growth in services revenues is due to the acquisitions of Donovan and e.Track, as well as growth in the sale of services to customers that are delivered by manufacturers or vendors.

              Gross Profit.Gross profit decreased by $837,000 or 2.9% to $27.6 million for the first nine months of fiscal 2002 from $28.4 million in the comparable period a year ago. Gross profit from product sales decreased by $1.4 million or 5.3% from $26.8 million in the first nine months of fiscal 2001 to $25.4 million in the most recent nine month period. Service offerings generated $1.6 million of gross profit in the first nine months of fiscal 2001 and $2.2 million of gross profit for the first nine months of fiscal 2002. Gross margin percentages on product sales improved in the first nine months of fiscal 2002 due to increased sales of higher margin products, increased volume rebates by manufacturers and certain large volume product purchases that the Company was able to take advantage of. Service margins declined during the period due primarily to lower utilization of technical personnel as well as increases in lower margin sales of services that are delivered by other than Company personnel.

              Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $323,000 or 1.2% from $26.6 million for the first nine months of fiscal 2001 to $26.3 million for the first nine months of fiscal 2002. The decrease is principally due to lower salaries and personnel costs as well as lower advertising and depreciation and amortization costs. These decreases were partially offset by higher telephone expenses and costs associated with our recent acquisitions.
                                       14

              Interest Income. Interest income decreased by $245,000 from $407,000 for the first nine months of fiscal 2001 to $162,000 for the first nine months of this fiscal year, due to lower cash balances available for investment as well as lower interest rates available in the marketplace.

              Provision  for  Income  Taxes.   The  effective  income  tax  rate
      decreased slightly to 39.7% for the first nine months of fiscal 2002 from 41.1% for the first nine months of fiscal 2001.


      Liquidity and Capital Resources

           The Company's primary sources of financing have been internally generated working capital from operations and a line of credit from financial institutions.


           For the nine months ended April 30, 2002, cash used by operating activities was $2.5 million consisting primarily of increases in accounts receivable and inventory partially offset by an increase in accounts payable and accrued expenses. During the first quarter of the year the Company made an investment in inventory by purchasing a significant number of large screen flat panel displays. The investment made in this inventory resulted in benefits to the Company through the volume incentives and discounts obtained on these products. We also expended $2.2 million (including $558,000 in repayment of debts assumed) for the purchase of Donovan Consulting Group, Inc. and e.Track Solutions, Inc. and $1.8 million for capital expenditures during the nine months ended April 30, 2002. The Company's accounts receivable and accounts payable and accrued expenses balances as well as its investment in inventory can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. Generally, the Company's experience is that increases in accounts receivable, inventory and accounts payable and accrued expenses will coincide with growth in revenue and increased operating levels.

           The Company has available a line of credit with a financial institution in the aggregate amount of $15.0 million. This line was recently renewed and extended through January 31, 2005. No amounts were outstanding under this line as of April 30, 2002.

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

     Impact of Recently Issued Accounting Standards

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company will adopt SFAS No. 143 in fiscal year 2003. The Company does not expect the provisions of SFAS No. 143 to have any significant impact on its financial condition or results of operations.
                                       15

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

          In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS No. 145 to have any significant impact on its financial condition or results of operations.


      PART II - OTHER INFORMATION

      Item 6.     Exhibits and Reports

      Exhibits


     10.5.p - Lease dated June 1, 2002 between Electrograph Systems, Inc. and 40 Marcus Realty Associates .
<


      (b)     Reports on Form 8-K


      1. On March 8, 2002, the Company filed a report on Form 8-K relating to its financial information for the quarter ended January 31, 2002 as presented in a press release of March 7, 2002.

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



                                       MANCHESTER TECHNOLOGIES., INC.
                                       ------------------------------
                                       (Registrant)


DATE:  June 12, 2002                    ss: Barry Steinberg
                                        -------------------

                                       Barry Steinberg
                                       President and Chief Executive Officer




DATE:  June 12, 2002                   ss: Joseph Looney
                                       -----------------------------------------

                                       Joseph Looney
                                       Vice President of Finance and
                                       Chief Financial Officer