Form 10-K
period 2002-07-31
MANCHESTER TECHNOLOGIES INC
filed 2002-10-28
CIK 1023876

2



================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------


                                    FORM 10-K


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2002

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

                   160 Oser Avenue, Hauppauge, New York, 11788
              (Address of principal executive offices and Zip Code)


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

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of October 15, 2002 was $5,014,577 (2,639,251 shares at a closing sale price of $1.90).

As of October 15, 2002, 7,990,215 shares of Common Stock ($.01 par value) of the Registrant were issued and outstanding.
                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                          MANCHESTER TECHNOLOGIES, INC.

                                    FORM 10-K
                            YEAR ENDED JULY 31, 2002
                                TABLE OF CONTENTS

Part I

Item 1.      Business                                                        3
Item 2.      Properties                                                     11
Item 3.      Legal Proceedings                                              12
Item 4.      Submission of Matters to a Vote of Security Holders            12


Part II

Item 5.      Market for the Registrant's Common Stock and Related
              Stockholder Matters                                           12
Item 6.      Selected Financial Data                                        13
Item 7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           14
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk     22
Item 8.      Financial Statements and Supplementary Data                    22
Item 9.      Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure                           22


Part III

Item 10.     Directors and Executive Officers of the Registrant             23
Item 11.     Executive Compensation                                         25
Item 12.     Security Ownership of Certain Beneficial Owners and Management 28
Item 13.     Certain Relationships and  Related Transactions                29


Part IV

Item 14.     Exhibits, Financial Statements, Schedules and Reports
              on Form 8-K                                                   30

             Signatures
             Certifications

                                     PART I

This Report contains certain forward-looking statements that are based on current expectations. The actual results of Manchester Technologies, Inc. (the "Company") may differ materially from the results discussed herein as a result of a number of unknown factors. Such factors include, but are not limited to, there being no assurance that the Company will be successful in expanding its Internet presence, that the acquisitions of Electrograph Systems, Inc., Coastal Office Products, Inc., Texport Technology Group, Inc., Learning Technology Group, LLC, Donovan Consulting Group, Inc. and e.Track Solutions, Inc. will add or continue to add to the Company's profitability, that the Company will be successful in its efforts to focus on value-added services, that the Company will be successful in attracting and retaining highly skilled technical personnel and sales representatives necessary to implement the Company's growth strategies, that the Company will not be adversely affected by the slowdown in technology related spending, continued intense competition in the computer industry, continued decreases in average selling prices of personal computers, a lack of product availability or deterioration in relationships with manufacturers, or a loss or decline in sales to any of its major customers. See "Products" and "Competition" in Part I, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report for a discussion of important factors that could affect the validity of any forward looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

ITEM 1. Business

Our Company

         Manchester Technologies, Inc. ("Manchester" "we," "us," "our," or the "Company") is a single-source solutions provider specializing in hardware and software procurement, custom networking, security, IP telephony, remote management, application development/e-commerce, wireless, display technology, storage, enterprise and Internet solutions. We offer our customers single-source solutions customized to their information systems needs by integrating our analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. Over the past 29 years, we have forged long-standing relationships with both customers and suppliers and capitalized on the rapid developments in the computer industry, including the shift toward client/server-based platforms.

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

         We offer our customers a variety of value-added services, such as consulting, integration and support services, together with a broad range of computer and networking products from leading vendors. Consulting services include systems design, performance analysis, and migration planning. Integration services include product procurement, configuration, testing and systems installation and implementation. Support services include network management and monitoring, "help-desk" support, and enhancement, maintenance and repair of computer systems. Most of our revenues are derived from sales to customers located in the New York City Metropolitan area, with approximately 58% of our revenue generated from our Long Island and New York City offices. As a result, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors. In addition, as we expand in our existing markets, opportunities for growth within these regions may become more limited. There can be no assurance that we will grow enough in other markets to lessen our regional geographic concentration.

         We have a corporate web site and electronic commerce system. The site, located at www.e-manchester.com, allows existing customers, corporate shoppers and others to find product specifications, compare products, check price and availability and place and track orders quickly and easily, 24 hours a day, 7 days a week.

         Manchester was incorporated in New York in 1973 and has eight active wholly-owned subsidiaries: Manchester International, Ltd., a New York corporation, which sells computer hardware, software and networking products to resellers domestically and internationally; ManTech Computer Services, Inc., a New York corporation, which identifies and provides temporary information technology positions and solutions for commercial customers; Electrograph Systems, Inc., a New York corporation, which distributes display technology solutions and plasma display monitors throughout the United States; Coastal Office Products, Inc., a Maryland corporation, which is an integrator and reseller of computer products in the Baltimore, Maryland and Washington, D.C. areas; Texport Technology Group, Inc., a New York corporation, which is an integrator and reseller of computer products in the Rochester, New York area; Learning Technology Group, LLC, a New York limited liability company, which is an integrator and reseller of computer products mainly to educational institutions within New York State; Donovan Consulting Group, Inc., a Delaware corporation, which delivers wireless LAN solutions to customers nationwide; and e.Track Solutions, Inc., a New York corporation, which delivers business, Internet and information technology solutions to customers nationwide.

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

Our Strategy

         The key elements of our strategy include:

         Emphasizing Value-added Services. Value-added services, such as consulting, integration and support services, generally provide higher profit margins than computer hardware sales. We have increased our focus on providing these services through a number of key strategies. We have recruited additional technical personnel with broad-based knowledge in systems design and specialized knowledge in different areas of systems integration, including VoIP (Voice over Internet Protocol), inter-networking (routers and switches security assessment, wireless analysis), database design and management.

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

         Expanding into Additional Business Centers. We have regional offices in Newton, Massachusetts; Baltimore, Maryland; Boca Raton, Florida; Lanham, Maryland (Washington, D.C.); Long Beach, California; Timonium, Maryland; and Rochester, New York, as well as other locations throughout the United States, from which we derived approximately 42% of our revenues for the fiscal year ended July 31, 2002.

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

         Our Services and Products

         We offer customized single-source solutions to our customers' information systems requirements, including consulting, integration and support services, together with a broad range of computer and networking products from a variety of leading vendors. We provide our services through a skilled staff of engineers who are trained and certified in leading products and technology, including Hewlett Packard, Microsoft, Novell and Cisco Systems.

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

         "Help-desk" services consist of providing customers with telephone support. In addition, our "service call management system", which we are in the process of enhancing, will enable our "help-desk" technicians to access an archive of prior service calls concerning similar problems and their solutions, resulting in a more efficient response to customers' calls.

         We offer our customers a comprehensive remote monitoring and management service called "TelstarR"(R). TelstarR provides our customers cost effective 24/7/365 network support that is fully integrated for servers, workstations and routers. This remote management can improve company performance and identify and respond to current and potential systems failures and other problems.

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

     Products. We offer a wide variety of personal computer and networking products, display technology solutions, and peripherals, including:

         CRT Display Monitors                        Routers
         Desktop Computers                           Scanners
         Internet Access Products                    Servers
         LCD Flat Panel Monitors                     Software
         Modems                                      Storage Systems
         Monitors and Displays                       Switches
         Network Equipment                           Supplies and Accessories
         Notebook Computers                          Teleconferencing Equipment
         Plasma Display Monitors                     Terminals
         Power Protection Devices                    Wireless Products
         Printers                                    Workstations


         We have long-standing relationships with many manufacturers, which we believe assist us in procuring desired products on a timely basis and on desirable financial terms. We sell products from most major manufacturers, including:

      Cisco Systems, Inc.                           Nortel Networks, Inc.
      Computer Associates International, Inc.       Novell, Inc.
      Epson America, Inc.                           Panasonic
      Hewlett-Packard Company                       Philips Electronics N.V.
      Hitachi America, Ltd.                         Pioneer Corp.
      Intel Corporation                             Seagate Technology, Inc.
      Microsoft Corporation                         Sony Corporation
      NEC Technologies, Inc.                        3Com Corp.
      NEC-Mitsubishi, Inc.                          Toshiba America Information
                                                     Systems, Inc.

         For the fiscal year ended July 31, 2002, sales of products manufactured by Compaq, (now part of Hewlett Packard) Pioneer and NEC comprised approximately 19%, 11% and 11%, respectively, of our revenue. For the fiscal year ended July 31, 2001, sales of products manufactured by Compaq and Toshiba comprised approximately 20% and 11%, respectively, of our revenue. For the fiscal year ended July 31, 2000, sales of products manufactured by Compaq and Toshiba comprised approximately 13% and 19%, respectively, of our revenue.

         We have entered into agreements with our principal suppliers that include provisions providing for periodic renewals and permit termination by the vendor without cause, generally upon 30 to 90 days written notice, depending upon the vendor. While our principal suppliers have regularly renewed their respective agreements with us, there can be no assurance that the regular renewal of our dealer agreements will continue. The termination, or non-renewal, of any or all of these dealer agreements would materially adversely affect our business. We, however, are not aware of any reason for the termination, or non-renewal, of any of those dealer agreements and believe that our relationships with our principal suppliers are satisfactory.

         We are  dependent  upon  the  continued  supply  of  products  from our manufacturers, particularly Hewlett-Packard, Pioneer, NEC and Toshiba. Historically, certain suppliers occasionally experience shortages of select products that render them unavailable or necessitate product allocations among resellers. Each fiscal year, the Company has experienced product shortages, particularly related to newer models. We believe that product availability issues occur as a result of the present dynamics of the personal computer industry as a whole, which include varied customer product demand, shortened product life cycles and increased frequency of new product introductions into the marketplace. While there can be no assurance that product unavailability or product allocation, or both, will not increase in fiscal 2003, the impact of such an interruption is not expected to be unduly troublesome due to the breadth of alternative product lines available to the Company.

         We seek to obtain volume discounts for large customer orders directly from manufacturers and through aggregators and distributors.

         Many of our major product manufacturers provide stock balancing rights and price protection for a limited time period, by way of credits or refunds, against price reductions by the supplier between the time of the initial sale to the Company and the subsequent sale by the Company to our customers. There can be no assurance that manufacturers will not further limit or eliminate price protection and stock balancing rights in the future.

Customers

         We grant credit to customers meeting specified criteria and maintain a centralized credit department that reviews credit applications. Accounts are regularly monitored for collectibility and appropriate action is taken upon indication of risk.

         We believe that we benefit from our long-standing relationships with many of our customers, providing opportunities for continued sales and services. We believe that our broad range of capabilities with respect to both products and services is attractive to companies of all sizes. Although we target companies outside the Fortune 500 as one part of our strategy, we have sold, and anticipate that we will continue to sell, to some of the largest companies in the United States. For the fiscal years ended July 31, 2002, 2001 and 2000, no one customer accounted for more than 10% of our total revenue. Some of our significant commercial customers currently include Quest Diagnostics, Inc., Citrix Systems, Inc., Rochester Gas and Electric Corp., Ann Taylor, Inc. and Reuters America, Inc.

         Our return policy generally allows customers to return hardware and unopened software, without restocking charges, within 30 days of the original invoice date, subject to advance approval, our ability to return the product to our vendor and certain other conditions. We are generally able to return defective merchandise returned from customers to the vendor for repair or replacement.

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

         We believe that our name is widely recognized for high quality, competitively priced products and services. Our corporate logo includes the phrase "Manchester, the Answer" to emphasize our position as a knowledgeable resource for networking, computer and display technology solutions for our customers. We promote name recognition and the sale of our products and services through regional business directories, trade magazine advertisements, television and radio advertisements, direct mailings to customers and participation in computer trade shows and special events. We advertise at numerous sporting events in the New York metropolitan region, including full page advertisements in yearbooks and/or program guides for sports teams such as the New York Mets and the New York Knicks, and often feature nationally recognized athletes in our advertising campaigns. We also promote interest in our products and services through our website on the Internet, and have expanded our website information to provide an electronic catalog of our products and services. Several manufacturers offer market development funds, cooperative advertising and other promotional programs, on which we rely to partially fund many of our advertising and promotional campaigns.

         Sales force and customer training is an integral part of our strategy to increase our focus on providing value-added services. As client/server-based systems, applications and network capabilities grow in complexity, the need for technically knowledgeable sales personnel becomes critical to the sale of value-added services. Accordingly, we have expanded our training capabilities at one of our Long Island facilities to conduct seminars for sales representatives. The seminars address such topics as general developments in the computer industry, systems integration services and our management information systems. In addition, we built a storage lab in our New York City office for sales force training and for customer demonstration and training. We utilize our technical personnel to conduct such seminars and may hire additional dedicated trainers as needed.

Management Information Systems

         We  currently  use an IBM AS/400  and a Hewlett  Packard  storage  area network in our integrated management information system, which enable instantaneous access. We maintain proprietary management systems on our computer system pursuant to which product purchases and sales are continually tracked and analyzed. Our computer system is also used for accounting, billing and invoicing.

         Our information system assists management in maintaining controls over our inventory and receivables. Manchester's average inventory turnover was 24, 33, and 34 times for the fiscal years ended July 31, 2002, 2001, and 2000, respectively, and we experienced bad debt expense of less than 0.3% of revenue in each of these years.

         During the fiscal year ended July 31, 2000, we invested in our management information systems, including upgrading and expanding the IBM AS/400 system, enhancing and modifying our client/server-based management system to track services rendered for customers, and upgrading servers and network infrastructures for our headquarters. During the fiscal year ended July 31, 2002, we further invested in our management information systems, which included replacing all routers and switches, implementing a storage area network, installing wireless access points and putting into service an IP telephony phone system. We utilize experienced in-house technical personnel, assisted by our senior engineers, to upgrade and integrate additional functions into our management information systems.

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

Subsidiaries

         Electrograph Systems, Inc.

         Electrograph Systems, Inc. ("Electrograph") is a national value-added wholesale distributor of display technology solutions, and a leading wholesale distributor of plasma display monitors in the United States. Electrograph offers a full range of display technology solutions for dealers and system integrators throughout the U.S. Products include LCD flat panel, CRT and plasma display monitors, portable and fixed installation projectors, touch screen monitors, and customer monitor integration solutions. In addition to Electrograph's nationwide distribution of display technology solutions, Electrograph also markets a complete line of LCD flat panel and plasma display monitors under the Electrograph brand name. Electrograph is headquartered in Hauppauge, New York, with branch offices throughout the U.S.

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

         While Electrograph distributes products of more than 30 suppliers, approximately 32%, and 31% of Electrograph's purchases in fiscal 2002 were derived from products manufactured by Pioneer and NEC, respectively.

         Electrograph's distribution operations are currently conducted from distribution centers in Hauppauge, New York and Long Beach, California. Electrograph also maintains sales offices throughout the U.S.

Acquisitions

         Donovan Consulting Group, Inc.

         On August 29, 2001, the Company acquired all of the outstanding stock of Donovan Consulting Group, Inc. ("Donovan"), a Delaware corporation headquartered near Atlanta, Georgia. Donovan is a technical services firm that delivers Wireless LAN solutions to customers nationwide. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $1,500,000 plus potential future contingent payments. Contingent payments of up to $1,000,000 may be payable on each of November 2, 2002 and November 2, 2003 based upon Donovan achieving certain agreed-upon increases in revenue and pre-tax earnings. In connection with the acquisition, the Company assumed approximately $435,000 of bank debt and $43,000 of other debt, which were subsequently repaid. Donovan was acquired in order to strengthen the Company's position in the Wireless LAN arena. Donovan allows the Company to offer total Wireless LAN solutions including state of the art products as well as the services necessary to have those products operate optimally.

         Operating results of Donovan are included in the consolidated statements of income from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $497,000 and $869,000, respectively. The excess of the aggregate purchase price over the estimated fair value of the tangible net assets acquired was approximately $1,872,000. The factors that contributed to the determination of the purchase price and the resulting goodwill include the significant growth expected in this area due to the combination of the Company's long history of strong customer relationships, financial strength and stability coupled with Donovan's product offerings and highly skilled technical staff. The $1,872,000 will not be amortized; however, it will be subject to impairment testing in accordance with Statement No. 142, "Goodwill and Other Intangible Assets."

          e.Track Solutions, Inc.

         On November 9, 2001, the Company acquired all of the outstanding stock of e.Track Solutions, Inc. ("e.Track"), a New York corporation headquartered in Pittsford, New York. e.Track is a business and software services firm that delivers business, Internet and information technology solutions to customers nationwide. The acquisition, which has been accounted for as a purchase, consisted of cash payments of $290,000 (including debt assumed and subsequently repaid). e.Track was acquired in order to allow the Company to offer our customers customized software solutions along with the products and services that we have traditionally offered.

         Operating results of e.Track are included in the consolidated statements of income from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $116,000 and $192,000, respectively. The excess of aggregate purchase price over the estimated fair value of the tangible net assets acquired was $291,000. The factors that contributed to the determination of the purchase price and the resulting goodwill include the expectation that the combination of e.Track's highly skilled technical staff, coupled with the Company's financial strength and customer base, will result in significant growth at e.Track going forward. The $291,000 will not be amortized; however, it will be subject to impairment testing in accordance with Statement No. 142, "Goodwill and Other Intangible Assets."

Employees

         On August 31, 2002, we had 330 full-time employees consisting of 50 sales and marketing representatives, 67 management and supervisory personnel, 107 technical personnel and 106 administrative and other personnel. In addition, on August 31, 2002, we had 18 independent sales representatives. We are not a party to any collective bargaining agreements and believe our relations with our employees are good.

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

ITEM 2. Properties

Properties

         We currently have sales branches nationwide, including the corporate headquarters located in Hauppauge, New York. The following table identifies the principal leased facilities.

                                                          Approximate
                                                          Square Footage                 Lease
Facility              Location                       Office            Warehouse     Expiration Date
--------              --------                       ------            ---------     ---------------


Corporate             160 Oser Avenue (1)
Headquarters          Hauppauge, NY                  30,000                 -         October 2005

Warehouse and         50 Marcus Blvd. (1)
Service Center        Hauppauge, NY                  10,000             30,000        January 2008

New York City         469 Seventh Avenue
Sales Office          New York, NY                   13,000                 -         October  2007

Boca Raton, FL        185 N.W. Spanish River Blvd.
Sales Office          Boca Raton, FL                  3,214                 -         December 2007

Baltimore, MD         3832 Falls Rd.
Sales Office          Baltimore, MD                  10,000             2,000         December 2002

Washington, D.C.      5001 Forbes Blvd.
Sales Office          Lanham, MD                      3,000                 -         February 2003

Rochester, NY         106 Despatch Dr.
Sales Office          Rochester, NY                   6,500             3,500         February 2004

Electrograph          40 Marcus Blvd. (1)
Corporate HQ          Hauppauge, NY                  10,000            13,000         May 2007

Electrograph,
Timonium, MD          1818  Pot Spring Rd.
Sales Office          Timonium, MD                    3,280                 -         November 2007

Donovan               510 Swanson Road
Corporate HQ          Tyrone, GA                      4,000             1,500         September 2006

e.Track               1169 Pittsford-Victor Rd
Corporate HQ          Pittsford, NY                   3,662                  -        October 2005

(1) Leased from entities controlled by or affiliated with certain of our executive officers, directors and principal shareholders. The leases with related parties provide terms comparable to those that could be obtained from independent third parties.

ITEM 3. Legal Proceedings

         We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based on advice from its legal counsel, the ultimate disposition of these matters will not have a material adverse effect.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the security holders during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

         Our Common Stock is traded on the NASDAQ National Market(R) under the symbol MANC. The following table sets forth the quarterly high and low sale prices for the Common Stock as reported by the NASDAQ National Market.

                Fiscal Year 2001                  High             Low
                ----------------                  ----             ---
                First Quarter                     5.625            3.156
                Second Quarter                    4.000            2.000
                Third Quarter                     2.750            1.938
                Fourth Quarter                    2.850            2.060

                Fiscal Year 2002
                ----------------
                First Quarter                     2.800            2.120
                Second Quarter                    2.790            2.150
                Third Quarter                     2.890            2.070
                Fourth Quarter                    2.740            2.050

         On October 15, 2002, the closing sale price for the Company's Common Stock was $1.90 per share. As of October 15, 2002 there were 46 shareholders of record of the Company's Common Stock. The Company believes that there are in excess of 500 beneficial holders of its common stock.

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

                                                           Fiscal Year Ended July 31,
                                                           --------------------------
                                        2002             2001         2000          1999         1998
                                       -----             ----         ----          ----         ----

Income Statement Data:
  Revenue                              $262,010       $280,278     $300,073       $228,641      $202,530
  Cost of revenue                       225,602        242,925      260,236        195,423       171,930
                                        -------        -------      -------        -------       -------
  Gross profit                           36,408         37,353       39,837         33,218        30,600
  Selling, general and
    administrative expenses              35,050         35,485       33,539         29,849        27,414
                                         ------         ------       ------         ------        ------
Income from operations                    1,358          1,868        6,298          3,369         3,186
Interest and other income, net              184            767          602            404           546
Provision for income taxes                  600            908        2,800          1,590         1,560
                                            ---            ---        -----          -----         -----
Net income                                 $942         $1,727       $4,100         $2,183        $2,172
                                            ===          =====        =====          =====         =====

Net income per share:
   Basic                                 $0.12           $0.21        $0.51          $0.27        $0.26
                                          ====            ====         ====           ====         ====
   Diluted                               $0.12           $0.21        $0.50          $0.27        $0.26
                                          ====            ====         ====           ====         ====

Weighted average shares of common stock outstanding:
    Basic                                 7,990          8,036        8,108          8,096         8,494
                                          =====          =====        =====          =====         =====
    Diluted                               7,991          8,058        8,228          8,096         8,499
                                          =====          =====        =====          =====         =====

                                                                July 31,
                                           2002          2001     2000            1999          1998
                                           ----          ----     ----            ----          ----
Balance Sheet Data:
  Working capital                       $30,098        $31,972      $30,453        $27,461       $26,112
  Total assets                           70,661         61,783       74,573         61,778        56,894
  Short-term debt                             -              -           18             85            82
  Shareholders' equity                   46,512         45,555       44,263         39,586        37,345

ITEM 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report. The following discussion contains certain forward-looking statements within the meaning of Securities Act of 1933 as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Forward looking statements are not historical facts, are based on the Company's beliefs and expectations as of the date of this report, and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in those forward-looking statements. These risks and uncertainties include, but are not limited to those set forth below and the risk factors described in the Company's other filings from time to time with the Securities and Exchange Commission.

General

         We are an integrator and reseller of computer hardware, software and networking products, primarily for commercial customers and a distributor of display technology solutions and plasma display monitors primarily to dealers and system integrators. We offer our customers single-source solutions, customized to their information systems needs, by integrating analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. To date, most of our revenues have been derived from product sales. We generally do not develop or sell software products. However, certain computer hardware products sold by us are loaded with prepackaged software products.

Certain Trends and Uncertainties

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

         Geographic Issues. Our strategy also includes expanding our presence in the New York metropolitan area by increasing our sales and service capabilities in our New York City office and enlarging our sales, service and training capabilities at our Long Island headquarters, as well as expanding geographically into growing business centers in the eastern half of the United States. We cannot assure you that the expansion of our New York metropolitan area operations will increase profits generated by such operations, that the opening of new offices will prove profitable, or that these expansion plans will not substantially increase future capital expenditures or other expenditures. The failure of this component of our strategy may materially adversely affect our business, results of operations and financial condition.

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

         On September 11, 2001, the World Trade Center in New York City and the Pentagon in Washington, D.C. were the subject of terrorist attacks. A significant part of our business is generated from our New York City and Baltimore/Washington, D.C. offices and revenues for the month of September were adversely impacted with declines in orders and shipments. We cannot predict the impact that these or potential future attacks may have on our business, results of operations and financial condition.

         Personnel Issues. The success of our strategy depends in large part upon our ability to attract and retain highly skilled technical personnel and sales representatives, including independent sales representatives, in a very competitive labor market. Our ability to grow our service offerings has been somewhat limited by a shortage of qualified personnel, and we cannot assure you that we will be able to attract and retain such skilled personnel and representatives. The loss of a significant number of our existing technical personnel or sales representatives, difficulty in hiring or retaining additional technical personnel or sales representatives, or reclassification of our sales representatives as employees may have a material adverse effect on our business, results of operations and financial condition.

         Competition. The computer industry is characterized by intense competition. We directly compete with local, regional and national systems integrators, value-added resellers and distributors as well as with certain computer manufacturers that market through direct sales forces and/or the Internet. The computer industry has recently experienced a significant amount of consolidation through mergers and acquisitions, and manufacturers of personal computers may increase competition by offering a range of services in addition to their current product and service offerings. In the future, we may face further competition from new market entrants and possible alliances between existing competitors. Moreover, additional suppliers and manufacturers may choose to market products directly to end users through a direct sales force and/or the Internet rather than or in addition to channel distribution, and may also choose to market services, such as repair and configuration services, directly to end users. Some of our competitors have or may have, greater financial, marketing and other resources, and may offer a broader range of products and services, than us. As a result, they may be able to respond more quickly to new or emerging technologies or changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing or devote greater resources to the promotion of their products and services. We may not be able to compete successfully in the future with these or other current or potential competitors.

         Vendor Relationships and Product Availability. Our business is dependent upon our relationships with major manufacturers and distributors in the computer industry. Many aspects of our business are affected by our relationships with major manufacturers, including product availability, pricing and related terms, and reseller authorizations. The increasing demand for personal computers and ancillary equipment has resulted in significant product shortages from time to time, because manufacturers have been unable to produce sufficient quantities of certain products to meet demand. In addition, many manufacturers have adopted "just in time" manufacturing principles that can reduce the immediate availability of a wide range of products at any one time. We cannot predict that manufacturers will maintain an adequate supply of these products to satisfy all the orders of our customers or that, during periods of increased demand, manufacturers will provide products to us, even if available, or at discounts previously offered to us. In addition, we cannot assure you that the pricing and related terms offered by major manufacturers will not adversely change in the future. Our failure to obtain an adequate supply of products, the loss of a major manufacturer, the deterioration of our relationship with a major manufacturer or our inability in the future to develop new relationships with other manufacturers may have a material adverse effect on our business, financial condition and results of operations. On May 3, 2002, the Hewlett-Packard Company and Compaq Computer Corporation merged. Manchester sold the products of both companies and we believe that we had strong relationships with both companies and continue to have a strong relationship with the merged company. While we do not believe that there will be a material adverse effect on our business, financial condition and results of operations as a result of this merger, there can be no assurance that such a material adverse effect will not occur.

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

         Changing Technology; Inventory Risk. The markets for our products and services are characterized by rapidly changing technology and frequent introduction of new hardware and software products and services. This may render many existing products and services noncompetitive, less profitable or obsolete. Our continued success will depend on our ability to keep pace with the technological developments of new products and services and to address increasingly sophisticated customer requirements. Our success will also depend upon our abilities to address the technical requirements of our customers arising from new generations of computer technologies, to obtain these new products from present or future suppliers and vendors at reasonable costs, to educate and train our employees as well as our customers with respect to these new products or services and to integrate effectively and efficiently these new products into both our internal systems and systems developed for our customers. We may not be successful in identifying, developing and marketing product and service developments or enhancements in response to these technological changes. Our failure to respond effectively to these technological changes may have a material adverse effect on our business, financial condition and results of operations.

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

         As a result of the rapid changes which are taking place in computer and networking technologies, product life cycles are short. Accordingly, our product offerings change constantly. Prices of products change, with generally higher prices early in the life cycle of the product and lower prices near the end of the product's life cycle. The computer industry has experienced rapid declines in average selling prices of personal computers and peripherals. In some instances, we have been able to offset these price declines with increases in units shipped. There can be no assurance that average selling prices will not continue to decline or that we will be able to offset declines in average selling prices with increases in units shipped.

         Acquisitions. Our strategy envisions that part of our future growth will come from acquisitions consistent with our strategy. There can be no assurance that we will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to us, or to integrate the operations of such acquired businesses with our operations. Certain of these acquisitions may be of significant size and may include assets that are outside our geographic territories or are ancillary to our core business strategy.

         Quarterly Variations. Our quarterly revenue and operating results have varied significantly in the past and are expected to continue to do so in the future. Quarterly revenue and operating results generally fluctuate as a result of the demand for our products and services, the introduction of new hardware and software technologies with improved features, the introduction of new services by us and our competitors, changes in the level of our operating expenses, competitive conditions and economic conditions. In particular, over the last several years, we have increased certain of our fixed operating expenses, including a significant increase in personnel, as part of our strategy to increase our focus on providing systems integration and other higher margin and value added services. As a result, we believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not necessarily indicative of results to be expected for a full fiscal year.

         Microsoft Litigation. Most of the personal computers we sell utilize operating systems developed by Microsoft Corporation. The United States Department of Justice has brought a successful antitrust action against Microsoft, which could delay the introduction and distribution of Microsoft products. The potential unavailability of Microsoft products could have a material adverse effect on our business, results of operations and financial condition.

         Information Technology Systems. Our success is dependent in part on the accuracy, proper utilization and continuing development of our information technology systems, including our business application systems, Internet servers and telephony system. The quality and our utilization of the information generated by our information technology systems affects, among other things, our ability to conduct business with our customers, manage our inventory and accounts receivable, purchase, sell, ship and invoice our products efficiently and on a timely basis and maintain cost-efficient operations. While we have taken steps to protect our information technology systems from a variety of threats, including computer viruses and malicious hackers, we cannot guarantee that such steps will be effective. If there is a disruption to or an infiltration of our information technology systems, it could significantly harm our business and results of operations.

         Stock Repurchase Program. The Company's Board of Directors has authorized the Company to repurchase up to $1 million of its common stock, which authorization is effective until the first Board of Directors meeting following the close of our 2003 fiscal year, unless earlier terminated by the Board. The extent to which the Company repurchases its stock and the timing of such purchases will depend upon market conditions and other corporate considerations to be evaluated by the Executive Committee of the Board. The repurchase program does not obligate the Company to repurchase any specific number of shares, and repurchases pursuant to the program may be suspended or resumed at any time or from time to time without further notice or announcement. There can be no assurance as to the effect, if any, that the adoption of the repurchase program or the making of repurchases thereunder will have on the market price of our common stock.

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

Recent Acquisitions

         Donovan Consulting Group, Inc.

         On August 29, 2001, the Company acquired all of the outstanding stock of Donovan, a Delaware corporation headquartered near Atlanta, Georgia. Donovan is a technical services firm that delivers Wireless LAN solutions to customers nationwide. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $1,500,000 plus potential future contingent payments. Contingent payments of up to $1,000,000 may be payable on each of November 2, 2002 and November 2, 2003 based upon Donovan achieving certain agreed-upon increases in revenue and pre-tax earnings. In connection with the acquisition, the Company assumed approximately $435,000 of bank debt and $43,000 of other debt, which were subsequently repaid. Donovan was acquired in order to strengthen the Company's position in the Wireless LAN arena. Donovan allows the Company to offer total Wireless LAN solutions including state of the art products as well as the services necessary to have those products operate optimally.

         Operating results of Donovan are included in the consolidated statements of income from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $497,000 and $869,000, respectively. The excess of the aggregate purchase price over the estimated fair value of the tangible net assets acquired was approximately $1,872,000. The factors that contributed to the determination of the purchase price and the resulting goodwill include the significant growth expected in this area due to the combination of the Company's long history of strong customer relationships, financial strength and stability coupled with Donovan's product offerings and highly skilled technical staff. The $1,872,000 will not be amortized; however, it will be subject to impairment testing in accordance with Statement No. 142, "Goodwill and Other Intangible Assets."

          e.Track Solutions, Inc.
         -----------------------

         On November 9, 2001, the Company acquired all of the outstanding stock of e.Track, a New York corporation headquartered in Pittsford, New York. e.Track is a business and software services firm that delivers business, Internet and information technology solutions to customers nationwide. The acquisition, which has been accounted for as a purchase, consisted of cash payments of $290,000 (including debt assumed and subsequently repaid). e.Track was acquired in order to allow the Company to offer our customers customized software solutions along with the products and services that we have traditionally offered.

     Operating results of e.Track are included in the consolidated statements of income from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $116,000 and $192,000, respectively. The excess of aggregate purchase price over the estimated fair value of the tangible net assets acquired was $291,000. The factors that contributed to the determination of the purchase price and the resulting goodwill include the expectation that the combination of e.Track's highly skilled technical staff, coupled with the Company's financial strength and customer base, will result in significant growth at e.Track going forward. The $291,000 will not be amortized; however, it will be subject to impairment testing in accordance with Statement No. 142, "Goodwill and Other Intangible Assets."

Critical Accounting Policies

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, encourages all registrants, including the Company, to include a discussion of "critical" accounting policies or methods used in the preparation of financial statements. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements appearing elsewhere in this report describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, and goodwill impairments. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

         The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

         Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden or significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected.

         We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In assessing the recoverability of the Company's goodwill, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company's results of operations.



Results of Operations

         The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of income expressed as a percentage of related revenue or total revenue.

                                                         Percentage of Revenue for
                                                         the Year Ended July 31,
                                                       2002         2001          2000
                                                       ----         ----          ----
Revenue
         Products                                      95.3%        97.0%         97.6%
         Services                                       4.7          3.0           2.4
                                                        ---          ---           ---

                                                      100.0        100.0         100.0
                                                      -----        -----         -----
Cost of revenue
         Products                                      86.7         87.1          87.2
         Services                                      74.6         71.8          66.0
                                                       ----         ----          ----                     -
                                                       86.1         86.7          86.7
                                                       ----         ----          ----

Product gross profit                                   13.3         12.9          12.8
Services gross profit                                  25.4         28.2          34.0
                                                       ----         ----          ----
         Gross profit                                  13.9         13.3          13.3

Selling, general and administrative expenses           13.4         12.6          11.2
                                                       ----         ----          ----
Income from operations                                  0.5          0.7           2.1
Interest and other income, net                          0.1          0.2           0.2
                                                        ---          ---           ---
Income before income taxes                              0.6          0.9           2.3
Provision for income taxes                              0.2          0.3           0.9
                                                        ---          ---           ---
Net income                                              0.4%         0.6%          1.4%
                                                        ===          ===           ===

Year Ended July 31, 2002 Compared to Year Ended July 31, 2001

         Revenue. Revenue decreased by $18.3 million or 7% to $262.0 million for the year ended July 31, 2002 or fiscal 2002 from $280.3 million for the year ended July 31, 2001 or fiscal 2001. Revenue from the sale of products decreased by $22.2 million or 8% while revenue from service offerings increased by $3.9 million or 48%. The decrease in product revenue is primarily a result of lower sales of personal computers and peripherals as a result of the overall slowdown in economic activity in general as well as the decline in corporate spending in the technology industry in particular in fiscal 2002. This was partially offset by increased sales of display monitors, primarily large screen flat panel displays by our Electrograph subsidiary. The increase in service revenue is primarily attributable to the Company's acquisitions of Donovan and e.Track in fiscal 2002 as well as the growth in the sales of services to customers that are delivered by manufacturers or vendors.

         Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses. Gross profit decreased by $0.9 million or 3%, from $37.4 million in fiscal 2001 to $36.4 million in fiscal 2002. Gross profit from product sales decreased by $1.7 million or 5% while gross profit from service offerings increased by $0.8 million or 33%. As a percentage of revenue, gross profit from the sale of products increased from 12.9% in fiscal 2001 to 13.3% in fiscal 2002 primarily as a result of increased sales of higher margin products, increased volume rebates received from manufacturers and certain large volume product purchases for which the Company received discounts. As a percentage of revenue, gross profit from the sale of services declined from 28.2% in fiscal 2001 to 25.4% in fiscal 2002 due primarily to lower utilization of technical personnel as well as increased sales of lower margin services that are delivered by manufacturers or vendors.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $400,000, or 1% from $35.5 million in fiscal 2001 to $35.1 million in fiscal 2002. The decrease is principally due to lower salaries and personnel costs of approximately $400,000 reflecting the cost reduction measures that have been instituted as a result of the of the overall slowdown in economic activity and the reduction in revenue, decreased bad debt expense of approximately $220,000, lower advertising costs of approximately $240,000 and lower depreciation and amortization costs of $130,000. These decreases were partially offset by higher telephone expenses of approximately $250,000 and increased rent expenses of approximately $220,000 as a result of the Company's acquisitions in fiscal 2002. As a percentage of revenue, selling, general and administrative expenses increased from approximately 12.6% in fiscal 2001 to 13.4% in fiscal 2002.

         Interest and Other Income. Interest and other income, net, declined by $583,000 from $767,000 in fiscal 2001 to $184,000 in fiscal 2002. The decrease in fiscal 2002 is a result of lower cash balances available for investment, lower interest rates available in the marketplace and the Company's receipt of insurance proceeds in fiscal 2001 not received in fiscal 2002. In fiscal 2001 the Company received approximately $505,000 of proceeds in connection with a life insurance policy that it carried on a deceased employee, partially offset by approximately $250,000 in compensation benefits paid to the deceased employee's beneficiary principally under the terms of a deferred compensation agreement with the employee.

         Provision for income taxes. Our effective tax rate increased from 34.5% of pre-tax income in fiscal 2001 to 38.9% of pre-tax income in fiscal 2002. This increase in fiscal 2002 is primarily the result of the Company not having the benefit of the nontaxable life insurance proceeds received in fiscal 2001 (as discussed in Interest and Other Income above).

Year Ended July 31, 2001 Compared to Year Ended July 31, 2000

         Revenue. Our revenue decreased to $280.3 million in fiscal 2001 from $300.1 million for the year ended July 31, 2000 or fiscal 2000. The decline in revenue was 16% and 27% in the third and fourth quarters of fiscal 2001, compared to the same quarters a year ago, respectively, reflecting the overall slowdown in economic activity in general as well as the decline in corporate spending in the technology industry in particular. Revenue from product sales decreased by $21.0 million, or 7.2%, as a result of lower selling prices for personal computers partially offset by a 6% increase in the number of personal computers sold as well as increased revenue from the sales of large screen flat-panel displays by our Electrograph subsidiary. Service revenue increased by $1.2 million, or 16.8%, due to our continued focus on developing and selling value-added services to our customers including significant growth in the sales of services to customers that are delivered by manufacturers or vendors.

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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.9 million, or 5.8% from $33.5 million in fiscal 2000 to $35.5 million in fiscal 2001. The increase is principally due to higher bad debts and depreciation and amortization costs as well as costs from our Rochester office, which was opened in connection with the acquisitions of Texport and LTG on March 22, 2000. These increases were partially offset by lower commission costs due to the lower revenue discussed above. In addition, selling, general and administrative costs were lower in the third and fourth quarters of fiscal 2001 when compared to the same quarters a year ago, reflecting the cost cutting measures (principally personnel costs) that have been instituted as a result of the reduction in revenue.

         Interest and Other Income. Interest and other income, net, declined by $90,000 from $602,000 in fiscal 2000 to $512,000 in fiscal 2001 principally due to lower interest rates earned on short-term investments as well as lower cash balances available for investment. Other income, net in fiscal 2001 consists of approximately $505,000 proceeds received by the Company in connection with a life insurance policy that it carried on a deceased employee, partially offset by approximately $250,000 in compensation benefits paid to the deceased employee's beneficiary principally under the terms of a deferred compensation agreement with the employee.

         Provision for income taxes. Our effective tax rate decreased from 40.6% of pre-tax income in fiscal 2000 to 34.5% of pre-tax income in fiscal 2001. This decrease is primarily the result of nontaxable life insurance proceeds received in the fourth quarter of fiscal 2001 (as discussed in Interest and Other Income above) partially offset by higher state and local income taxes.

Liquidity and Capital Resources

         Our primary sources of cash and cash equivalents in fiscal 2002 have been internally generated working capital from profitable operations.

         The  Company's   working   capital  at  July  31,  2002  and  2001  was
approximately $30.1 million and $32.0 million, respectively.

         Operations for fiscal 2002, fiscal 2001 and fiscal 2000, after adding back non-cash items, provided cash of approximately $3.7 million, $5.1 million and $5.7 million, respectively. During such years, other changes in working capital provided (used) cash of approximately ($4.4) million, ($4.1) million and $7.6 million, respectively, resulting in cash being provided by (used in) operating activities of approximately ($0.7) million, $0.9 million and $13.2 million, respectively. Our accounts receivable and accounts payable balances, as well as our investment in inventory, can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date.

         Investment activities for fiscal 2002, fiscal 2001 and fiscal 2000 used cash of approximately $4.2 million, $2.0 million and $1.8 million, respectively. These amounts include additions to property and equipment in fiscal 2002, fiscal 2001 and fiscal 2000 of approximately $2.6 million, $2.0 million and $1.7 million, respectively, and the payment for acquisitions, net of cash acquired of approximately $1.6 million and $0.2 million in fiscal 2002 and 2000, respectively.

         Financing activities for fiscal 2002, fiscal 2001 and fiscal 2000 used cash of approximately $0.6 million, $0.6 million and $1.0 million, respectively. These amounts include (i) proceeds from the issuance of common stock in connection with the exercise of stock options of approximately $6,000 and $0.4 million, in fiscal 2001 and 2000, respectively; (ii) net repayments of bank loans, capitalized lease obligations and other debt of approximately $0.6 million, $18,000 and $0.7 million in fiscal 2002, 2001 and 2000, respectively; and (iii) the purchase and retirement of the Company's common stock of approximately $0.6 million and $0.7 million in fiscal 2001 and fiscal 2000, respectively.

       We have available a line of credit with a financial institution in the aggregate amount of $15.0 million. At July 31, 2002, no amounts were outstanding under this line.

       We believe that our current balances in cash and cash equivalents, expected cash flows from operations and available borrowings under the line of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 2003. We currently have no material commitments for capital expenditures, other than operating leases that the Company has committed to for its facilities and certain tangible property. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory, the purchase of equipment, expansion of facilities, as well as the possible opening of new offices, potential acquisitions and expansion of the Company's service and e-commerce capabilities. In addition, there are no transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect liquidity or the availability of, or requirements for, capital resources.

         The following represents the Company's commitment under operating leases for each of the next five years ended July 31 and thereafter:

                                2003            $1,729
                                2004             1,663
                                2005             1,710
                                2006             1,292
                               2007              1,175
                          Thereafter               607
                                                   ---

                                                $8,176
                                                ======

         The Company regularly examines opportunities for strategic acquisitions of other companies or lines of business and anticipates that it may issue debt and/or equity securities either as direct consideration for such acquisitions or to raise additional funds to be used (in whole or in part) in payment for acquired securities or assets. The issuance of such securities could be expected to have a dilutive impact on the Company's shareholders, and there can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated investment.

Impact of Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company has adopted the provisions of SFAS 143 effective August 1, 2002. The adoption of SFAS 143 did not have a significant effect on the Company's results of operations or its financial position.

         In October  2001,  the FASB issued SFAS No.  144,  "Accounting  for the
Impairment of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," while retaining the fundamental recognition and measurement provisions of that statement. SFAS 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off to be considered held and used until it is disposed of. However, SFAS 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS 144 retains the provisions of SFAS No. 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. SFAS 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. The Company has adopted the provisions of SFAS 144 as of August 1, 2002. The adoption of SFAS 144 did not have any material impact on the Company's consolidated financial statements.

         In April  2002,  the FASB  issued  SFAS No.  145,  "Rescission  of SFAS
Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections" ("SFAS 145"). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements by rescinding Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Additionally, the Statement requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company has adopted the provisions of SFAS 145 as of August 1, 2002. The adoption of SFAS 145 did not have any impact on the Company's consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company is required to adopt the provisions of SFAS 146 as of January 1, 2003. The Company does not believe that the adoption of this statement will have any impact on the Company's consolidated financial statements as no planned restructuring charges currently exist.

Inflation

       We do not believe that inflation has had a material effect on our operations.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

       The Company is not exposed to significant market risk. The Company primarily invests its cash in mutual funds consisting of U.S. Government and Government Agency Securities, Municipal Bonds and Corporate Fixed Income securities. Neither a 100 basis point increase nor decrease from current interest rates would have a material effect on the Company's financial position, results of operations or cash flows.


ITEM 8.  Financial Statements and Supplementary Data

       The information required by this item is contained in a separate section of this Report beginning on page F-1. See Index to Consolidated Financial Statements beginning on page F-1.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

         The following table sets forth information concerning each of the directors and executive officers of the Company:

Name                                           Age        Position
----                                           ---        --------

Barry R. Steinberg                             60         Chairman of the Board, President, Chief
                                                          Executive Officer and Director

Joel G. Stemple, Ph.D                          60         Executive Vice President, Secretary and Director

Elan Yaish                                     32         Chief Financial Officer and Assistant Secretary

Laura Fontana                                  47         Vice President - Technical Services

Joel Rothlein, Esq.                            73         Director

Bert Rudofsky                                  69         Director

Michael E. Russell                             55         Director

Julian Sandler                                 58         Director

Robert J. Valentine                            52         Director

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

     Elan Yaish has served as the Company's Chief Financial Officer and Assistant Secretary since August 2002. From February 2000 until joining the Company, Mr. Yaish served as Assistant Vice President of Finance for Comverse Technology, Inc. From June 1996 until February 2000, Mr. Yaish was employed as Vice President of Finance and Controller for Trans-Resources, Inc. Mr. Yaish is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

     Laura Fontana has served as Vice President - Technical Services since January 2000 and as Director of Technical Services since January 1999. A twenty-year Manchester veteran, Ms. Fontana had previously managed the sales organization and been largely responsible for the design of sales, product information, and automated order-processing systems. She received her B.A. from Dowling College.

     Joel Rothlein, Esq. has been a director of the Company since October 1996. Mr. Rothlein is a partner in the law firm of Kressel Rothlein Walsh & Roth, LLC, Massapequa, New York, where he has practiced law since 1955. Kressel Rothlein Walsh & Roth, LLC and its predecessor firms have acted as outside general counsel to the Company since the Company's inception.

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

     Michael E. Russell became a director on July 15, 1998. Mr. Russell is presently a senior vice president at Prudential Securities Incorporated and has held several distinguished positions as a member of the business community, as a member of the New York State Metropolitan Transportation Authority (1987-1989), as commissioner of the New York State Commission on Cable Television (1989-1991) and as Special Assistant to the New York State Senate Majority Leader (1991-1994).

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

     Robert J. Valentine became a director on April 17, 2001. Mr. Valentine was the Manager of the New York Mets Major League Baseball team from August 1996 to September 2002. In addition, Mr. Valentine is the owner of a chain of restaurants, a corporate spokesman and author.


Section 16(a) Beneficial Ownership Reporting Compliance
         Section 16 of the Securities Exchange Act of 1934, as amended, requires that officers, directors and holders of more than 10% of the Common Stock (collectively, "Reporting Persons") file reports of their trading in our equity securities with the Securities and Exchange Commission. Based on a review of
Section 16 forms filed by the Reporting Persons during the fiscal year ended July 31, 2002, we believe that the Reporting Persons timely complied with all applicable Section 16 filing requirements.

ITEM 11.      Executive Compensation.

         The following table sets forth a summary of the compensation paid or accrued by the Company during the fiscal years ended July 31, 2002, 2001, and 2000 to the Company's Chief Executive Officer and the other executive officers whose compensation exceeded $100,000 (collectively, the "Named Executive Officers"):

                           Summary Compensation Table
                                                                                      Long Term
                                                                                      Compensation
                                       Annual Compensation                            Common Stock
Name and                                                           Other Annual       Underlying        All Other
Principal Position              Year       Salary       Bonus      Compensation(1)    Options           Compensation

Barry R. Steinberg,             2002       $650,000            -    $ 49,429 (2)                  -          -
 President  and Chief           2001       $650,000            -     $63,954 (2)                  -          -
 Executive Officer              2000       $650,000     $485,248     $58,707 (2)                  -          -

Joel G. Stemple, Executive      2002       $375,000            -     $33,349 (3)                  -          -
 Vice President and             2001       $450,000            -     $38,379 (3)                  -          -
  Secretary                     2000       $450,000     $242,624     $31,375 (3)                  -          -

Joseph Looney, Chief            2002       $245,000            -     $24,340 (4)             10,000          -
 Financial Officer, Vice        2001       $245,000            -     $26,694 (4)             10,000          -
 President, Finance and         2000       $220,000      $80,875     $11,025 (4)                  -          -
 Assistant Secretary(6)

Laura Fontana, Vice             2002       $196,794      $20,406     $35,744 (5)                  -          -
President - Technical Services  2001       $203,782      $13,418     $31,438 (5)                  -          -
                                2000       $169,254      $38,683     $17,848 (5)                  -          -

Mark Glerum, Vice               2001       $154,041            -      $7,800                      -          -
President - Sales(7)            2000       $128,830      $35,866     $ 6,675                  9,000          -

No restricted stock awards, stock appreciation rights or long-term incentive plan awards (all as defined in the proxy regulations promulgated by the Securities and Exchange Commission) were awarded to, earned by, or paid to the Named Executive Officers during the fiscal year ended July 31, 2002.
------------------
(1) Includes in fiscal 2002 employer matching contributions to the Company's defined contribution plan of $6,000, $6,000, $5,153, and $6,000, for Messrs. Steinberg, Stemple, and Looney and Ms. Fontana, respectively, in fiscal 2001 employer matching contributions to the Company's defined contribution plan of $5,100, $5,100, $5,100 and $5,100 for Messrs. Steinberg, Stemple and Looney, and Ms. Fontana, respectively, and in fiscal 2000 employer matching contributions of $5,100, $5,100, $5,100 and $5,048 for Messrs. Steinberg, Stemple and Looney and Ms. Fontana, respectively.
 (2)  Includes $34,575 in 2002, $50,000 in 2001, and $50,000 in 2000 of premiums paid by the Company for a whole life insurance policy in the name of Mr. Steinberg having a face value of $2,600,000 and under which his daughters, on the one hand, and the Company, on the other hand, are beneficiaries and share equally in the death benefits payable under the policy.
 (3)  Includes  $17,286  in 2002,  $25,000  in 2001,  and  $25,000  in 2000,  of
      premiums paid by the Company for a whole life insurance policy in the name of Mr. Stemple having a face value of $1,300,000 and under which his spouse and the Company are beneficiaries and are entitled to $600,000 and $700,000, respectively, of the death benefits payable under the policy.
  (4) Includes $5,000 in each of 2001 and 2000 of premiums paid by the Company for a whole life insurance policy in the name of Mr. Looney having a face value of $345,000 and under which his spouse and the Company are beneficiaries and are entitled to $100,000 and $245,000, respectively, of the death benefits payable under the policy. Also includes $18,333 and $15,569 in 2002 and 2001, respectively, representing the present value of benefits earned under the Company's deferred compensation plan.
  (5) Includes $1,943 in 2002 and $5,000 in each of 2001 and 2000 of premiums paid by the Company for a whole life insurance policy in the name of Ms. Fontana having a face value of $589,000 and under which her minor child and the Company are beneficiaries and are entitled to $200,000 and $389,000, respectively, of death benefits payable under the policy. Also includes $20,000 and $13,538 in 2002 and 2001, respectively, representing the present value of benefits earned under the Company's deferred compensation plan.
  (6) Resigned his position with the Company in July 2002.
  (7) Resigned his position with the Company in June 2001.

Option/SAR Grants in the Last Fiscal Year

         The following table sets forth certain information concerning options granted to the Named Executive Officers during the fiscal year ended July 31, 2002. The Company has not granted any stock appreciation rights.

                               Option Grants During the Fiscal Year Ended July 31, 2002

                    Number of        % of Total                                        Potential Realizable Value
                    Securities       Options                                           at Assumed Annual Rates
                    Underlying       Granted to        Exercise                        of  Stock Price Appreciation
                    Options          Employees in      Price           Expiration      for Option Term(2)
                                                                                       ------------------
Name                Granted(1)       Fiscal Year       Per Share       Date            5%                10%
----                ----------       -----------       ---------       ----            --                ---

Joseph Looney       10,000              12.2%          $2.30           1/15/12(3)      $14,465           $36,656

-------------
(1) Grant consists of ten year incentive stock options (ISOs) granted under the Option Plan, exercisable immediately.
(2) Amounts reported in this column represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission. Actual gains, if any, in option exercises are dependent on the time of such exercise and the future performance of the common stock.
(3) Employment terminated in July 2002. All options expire 90 days after termination.

Aggregated Options/SAR Exercises and Fiscal Year-end Options/SAR Value Table

         The following table sets forth information with respect to the number and value of exercisable and unexercisable options granted to the Named Executive Officers as of July 31, 2002. The Named Executive Officers did not exercise any options during the fiscal year ended July 31, 2002. The Company has not granted any stock appreciation rights.

                                                       Number of Securities             Value of
                        Shares                         Underlying Unsecured             Unexercised In-the-Money
                        Acquired                       Options/SAR's at                 Options/SAR's at
                        on             Value           July 31, 2002                    July 31, 2001(1)
         Name           Exercise       Realized        Exercisable/Unexercisable        Exercisable/Unexercisable

Joseph Looney (2)              -           -                     80,000/10,000                    $ - /$ -
Laura Fontana                  -           -                     40,000/10,000                    $ - /$ -

--------
(1) Based on the closing sale price of common stock as of July 31, 2002 ($2.16 per share) minus the applicable exercise price.
(2) Employment terminated in July 2002. All options expire 90 days after termination.

Compensation of Directors

         Pursuant to the Company's compensation plan for its directors, all non-employee directors receive a $20,000 annual stipend, payable in four quarterly installments. In addition, each non-employee director is granted annually on August 1, an option under the Company's Amended and Restated 1996 Incentive and Non Incentive Stock Option Plan to purchase 10,000 shares at an exercise price equal to the fair market value of the common stock as of the close of business on the last business day preceding such close. Such options are for a term of five years and are exercisable immediately upon such grant. On August 1, 2001, each of Joel Rothlein, Bert Rudofsky, Michael E. Russell and Julian Sandler, who are non-employee directors, received non-incentive options to purchase 10,000 shares at an exercise price of $2.80 per share (the fair market value of the common stock on that date).

Employment Contracts

     Mr. Steinberg. We do not have an employment agreement with Mr. Steinberg. We continue to make available to Mr. Steinberg the auto and deferred compensation benefits that he has historically received. Mr. Steinberg also participates in other benefits that we make generally available to our employees, such as medical and other insurance, and Mr. Steinberg is eligible to participate under the Company's stock option plan. In the event Mr. Steinberg's employment with us was terminated, he would not be precluded from competing with us.

         Dr. Stemple. We have an employment agreement with Joel G. Stemple, PhD, which extends through fiscal 2004. Under the employment agreement, commencing with fiscal 2003, Dr. Stemple receives a base salary of $225,000, and is entitled to an automobile and certain deferred compensation benefits, as well as medical and other benefits generally offered by us to our employees. Dr. Stemple also is able to participate in our stock option plan. The employment agreement is terminable by either party on 90 days' prior notice. In the event we so terminate Dr. Stemple's employment, he is entitled to severance equal to 12 months of his then current base salary and $62,000 per year for the next three years plus medical benefits based upon his severance agreement with the Company. This severance will be payable in accordance with our customary payroll practices. Under the employment agreement, if Dr. Stemple terminates his employment, or we terminate his employment for cause, Dr. Stemple is prohibited, for a two-year period from such termination, from competing with us in the eastern half of the United States.

Compensation Committee Interlocks and Insider Participation

         The members of our Compensation Committee are Joel Rothlein, Esq., Julian Sandler, and Bert Rudofsky. Mr. Rothlein is a partner of Kressel Rothlein Walsh & Roth, LLC, which, with its predecessor firms, has acted as our outside general counsel since our inception. We paid Kressel Rothlein Walsh & Roth, LLC approximately $208,000, $215,000, and $177,000, for legal fees in the fiscal years ended July 31, 2002, 2001 and 2000, respectively. In addition, during the years ended July 31, 2002, 2001 and 2000, we recorded revenue of approximately $45,000, $178,000, and $273,000, respectively, in connection with the sale of computer equipment to a company controlled by Mr. Sandler.

         Our stock option plan is administered by the Board of Directors.  Barry
R. Steinberg is President and Chief Executive Officer and Joel G. Stemple is Executive Vice President of the Company and each of them is a member of the Board. As members of the Board, they could vote on executive compensation issues before the Board pertaining to the granting of stock options. Although the issue has not arisen to date, each of Messrs. Steinberg and Stemple has agreed to abstain from voting on the grant of stock options to him or to the other of them.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of October 15, 2002 (except as otherwise indicated) with respect to the number of shares of the Company's common stock beneficially owned by each person who is known to the Company to beneficially own more than 5% of the common stock, together with their respective addresses, the number of shares of common stock beneficially owned by each director of the Company and each Named Executive Officer of the Company, and the number of shares of common stock beneficially owned by all executive officers and directors of the Company as a group. Except as otherwise indicated, each such shareholder has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

                                                        Shares Beneficially   Percent of Shares
      Name and Address                                         Owned(1)         Outstanding
      -------------------------------------------------------------------------------------
      Barry R. Steinberg(2) (3)                              4,690,201            58.7%
      Joel G. Stemple(2)                                       626,263             7.8
      Elan Yaish                                                     -              *
      Laura Fontana(4)                                          40,000              *
      Joel Rothlein(4) (5)                                      73,500              *
      Bert Rudofsky (4)                                         35,000              *
      Michael E. Russell (4)                                    35,000              *
      Julian Sandler(4)                                         41,000              *
      Robert J. Valentine(4)                                    10,000              *
      Dimensional Fund Advisors, Inc. (6)                      611,600             7.7 (7)
      1299 Ocean Ave. 11th Fl., Santa Monica, CA 90401
      All executive officers and directors as a group
        (9 persons) (8)                                      5,550,964            67.8%

      * Less than 1%.

(1) For purposes of determining the aggregate amount and percentage of shares deemed beneficially owned by directors and Named Executive Officers of the Company individually and by all directors, nominees and Named Executive Officers as a group, exercise of all options exercisable at or within 60 days listed in the footnotes hereto is assumed. For such purposes 8,190,215 shares of Common Stock are deemed to be outstanding.
(2)   Address is 160 Oser Avenue, Hauppauge, New York 11788.
(3) Excludes 59,000 shares owned by Sheryl Steinberg, a daughter of Mr. Steinberg, which shares were purchased with the proceeds of a loan from Mr. Steinberg. As reported on Schedule 13D filed on March 24, 1997, as amended, Mr. Steinberg and Sheryl Steinberg each disclaim beneficial ownership of the common stock owned by the other.
(4) Includes options exercisable at or within 60 days to purchase 40,000 shares (Ms. Fontana); 40,000 shares (Mr. Sandler); 35,000 shares (Mr. Rudofsky); 40,000 shares (Mr. Rothlein); 35,000 shares (Mr. Russell); and 10,000 shares (Mr. Valentine).
(5) Includes 31,500 shares held by the Kressel Rothlein & Roth Profit Sharing Plan. Mr. Rothlein disclaims beneficial ownership of the common stock owned by the Kressel Rothlein & Roth Profit Sharing Plan, except to the extent of his beneficial interest in such plan.
(6) Based upon a Schedule 13G filed with Securities and Exchange Commission as of February 12, 2002.
(7) Based on 7,990,215 shares of common stock issued and outstanding on October 15, 2002.
(8) See Notes 1 through 5 above.

ITEM 13.  Certain  Relationships and Related Transactions

         Our Hauppauge, New York facilities are leased from entities affiliated with certain of our executive officers, directors or principal shareholders. Each of the leases with related parties was amended effective with the closing of our initial public offering in December 1996 to reduce the rent payable under the lease to then current market rates. The property located at 40 Marcus Boulevard, Hauppauge, New York is leased from a limited liability company owned 70% by Mr. Steinberg and his relatives, 20% by Joel G. Stemple, Ph.D., the Company's Executive Vice President and a principal shareholder, and 10% by Michael Bivona, a former officer of the Company. For the fiscal years ended July 31, 2002, 2001, and 2000, we made lease payments of $202,000, $196,000, and
$190,000, respectively, to such entity. Our offices at 160 Oser Avenue, Hauppauge, New York are leased from a limited liability company owned 65% by Mr. Steinberg, 17.5% by Dr. Stemple and 17.5% by Mr. Bivona. For the fiscal years ended July 31, 2002, 2001, and, 2000, we made lease payments of $349,000, $322,000, and $279,000, respectively, to such entity. The property located at 50 Marcus Boulevard, Hauppauge, New York is leased from Mr. Steinberg doing business in the name of Marcus Realty. For the fiscal years ended July 31, 2002, 2001, and 2000, we made lease payments of $381,000, $366,000, and $360,000, respectively, to such entity. See "Business--Properties."

         Joel Rothlein, Esq., a director of the Company, is a partner of Kressel Rothlein Walsh & Roth, LLC, which, with its predecessor firms, has acted as outside general counsel to the Company since our inception. During fiscal 2002, 2001, and 2000, $208,000, $215,000, and $177,000, respectively, was paid to such firm for legal fees.

         During the years ended July 31, 2002, 2001, and 2000, we recorded revenue of $45,000, $178,000, and $273,000, respectively, in connection with the sale of computer equipment to a company controlled by Julian Sandler, a director of the Company.

         On May 20, 2002, the Company loaned Barry Steinberg $965,000 bearing an interest rate of 2.00%. Mr. Steinberg repaid approximately $585,000 of the loan on May 30, 2002. The remainder of the loan was repaid on July 18, 2002 plus accrued interest.

     The Company employs the services of Seth Collins as Director of Operations. Mr. Collins is the son-in-law of Barry Steinberg. Mr. Collins receives a salary of approximately $150,000 and is entitled to receive various other benefits, such as the use of an automobile owned or leased by the Company as well as other benefits generally offered by the Company to its employees.

     The Company employs the services of Ilene Steinberg as Design Manager. Ms. Steinberg is the daughter of Barry Steinberg. Ms. Steinberg receives a salary of approximately $81,000 and is entitled to receive various other benefits such as the use of an automobile owned or leased by the Company as well as other benefits generally offered by the Company to its employees.

         In the ordinary course of its business dealings with customers and vendors, the Company utilizes a restaurant owned by Ilene Steinberg and Barry Steinberg for such catering, dining and entertainment services. During the years ended July 31, 2002, 2001 and 2000, the Company paid approximately $109,000, $64,000 and $62,000, respectively, for such services.

                                     PART IV
ITEM 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)      The following documents are filed as part of this Report:

     (1) Financial Statements (See Index to Consolidated Financial Statements on page F-1 of this Report);

     (2)  Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts


          All other schedules are omitted because they are not applicable or the
          required  information  is  included  in  the  consolidated   financial
          statements or notes thereto.

     (3) Exhibits required by Securities and Exchange Commission Regulation S-K, Item 601:

      Exhibit No.     Description of Exhibit
      -----------     ----------------------

     3.1.c(1)    Restated Certificate of Incorporation filed October 1, 1996.

     3.1.d(11)  Certificate of Amendment of Certificate of Incorporation  filed
                January 30, 2001.

     3.2(1)     Bylaws of Registrant.

     4.2(1)     Form of Representative's Warrants.

    10.1(1)    1996 Incentive and Non-Incentive Stock Option Plan of Registrant.

    10.2(1)    Agreement  dated  September 24, 1996 between  Registrant  and
                Michael Bivona.

    10.3(1)*   Compensation   Agreement   dated  November  6,  1996  between
               Registrant and Joel G. Stemple.

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

    10.5.g(1)  Business Lease dated December 4, 1992 between  Registrant and
               TRA Limited, as amended.

    10.5.h(5)  Lease  dated  June 23,  1997  between  Registrant  and First
               Willow, LLC.

    10.5.i(5)  Lease  dated  June 30,  1997  between  Registrant  and Angela C.
               Maffeo, Trustee Under the Will of John Capobianco.

    10.5.j(6)  Lease dated October 1, 1997 between  Registrant  and Spanish
               River Executive Plaza, Ltd. A/k/a Century Financial Plaza.

    10.5.k(4)  Lease dated January 2, 1998 between Coastal Office Products,
               Inc. and BC & HC Properties, LLC.

    10.5.l(10) Lease dated March 1, 2000  between ASP  Washington  LLC and
               Coastal Office Products.

    10.5.m(12) Lease dated April 5, 2001 between Emmatt Enterprises  Inc., and
               Donovan  Consulting Group, Inc.

    10.5.n(12) Lease  dated July 31,  1995  between  Registrant  and  Boatman's
               Equities, LLC - f/k/a 160 Oser Avenue Associates, as amended.

     10.5.o(13) Lease dated  November 30, 2001 between  Registrant  and Kin
                Properties, Inc. as agent.

     10.5.p(14) Lease dated June 1, 2002 between Electrograph  Systems, Inc. and
                40 Marcus Realty Associates.

     10.5.q(15) Lease dated September 9, 2002 between Electrograph Systems, Inc.
                and Pot Spring Center Limited Partnership.

     10.6(2) Promissory Note dated October 15, 1996 between Registrant and The Bank of New York.

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

     10.8.a(1)  Letter Agreement  Regarding  Inventory Financing dated April 22,
                1996 between AT&T Capital Corporation and Registrant.

     10.8.b(1)  Intercreditor   Agreement  dated  May  18,  1994  between  AT&T
                Commercial Finance Corporation and The Bank of New York.

    10.9(1)    Reseller  Agreement  dated May 1,  1990 between Toshiba  America
                Information Systems, Inc. and Registrant.

    10.10(1)   Agreement for Authorized  Resellers  dated March 1, 1996 between
                Hewlett-Packard Company and Registrant.

    10.11(3) Asset Purchase Agreement dated April 15, 1997 among Electrograph Systems, Inc., Bitwise Designs, Inc., Electrograph Acquisition, Inc.and Registrant.

    10.12(4) Definitive Purchase Agreement and Indemnity Agreement dated January 2, 1998 between Registrant and Coastal Office Products, Inc.

    10.13(7) $15,000,000 Revolving Credit Facility Agreement dated July 21, 1998 between Registrant and Bank of New York, as Agent.

    10.14(8) $15,000,000 Revolving Credit Facility Agreement dated June 25, 1999 between Registrant and EAB, as Agent.

    10.15(9) Definitive Purchase Agreement dated March 22, 2000 between Registrant and Texport Technology Group, Inc. and Learning Technology Group, LLC.

    10.16(12)  Definitive  Purchase  Agreement  dated  August 29, 2001  between
               Registrant and Donovan Consulting Group.

    10.17(13)  Definitive  Purchase  Agreement  dated  November 1, 2001 between
                Registrant and e.Track Solutions, Inc.

    10.18      Third Amendment  to  $15,000,000   Revolving   Credit  Facility
                Agreement   dated  October  10,  2001  between   Registrant  and
                Citibank, as Agent.

     21         Subsidiaries of the Registrant

     23         Independent auditors' consent.

(b)      Reports on Form 8-K

         Form 8-K filed June 6, 2002 disclosing Press Release dated June 5, 2002 reporting earnings for the third quarter ended April 30, 2002.

         Form 8-K filed June 28, 2002 disclosing Press Release dated June 27, 2002 announcing the resignation of the registrant's Chief Financial Officer.
-----------------------
* Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

1. Filed as the same numbered Exhibit to the Company's Registration Statement on Form S-1 (File No. 333- 13345) and incorporated herein by reference thereto.
2. Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1996 (Commission File No. 0-21695) and incorporated herein by reference thereto.
3. Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (Commission File No. 0-21695) and incorporated herein by reference thereto.
4. Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 (Commission File No. 0-21695) and incorporated herein by reference thereto.
5. Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 (Commission File No. 0-21695) and incorporated herein by reference thereto.
6. Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997 (Commission File No. 0-21695) and incorporated herein by reference thereto.
7. Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1998 (Commission File No. 0-21695) and incorporated herein by reference thereto.
8. Filed as the same numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1999 (Commission File No. 0-21695) and incorporated herein by reference thereto.
9. Filed as the same numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2000 (Commission File No. 0-21695) and incorporated herein by reference thereto.
10. Filed as the same numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2000 (Commission File No. 0-21695) and incorporated herein by reference thereto.
11. Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K dated January 30, 2001 (Commission File No. 0-21695) and incorporated herein by reference thereto.
12. Filed as the same numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2001 (Commission File No. 0-21695) and incorporated herein by reference thereto.
13. Filed as the same numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2001 (Commission File No. 0-21695) and incorporated herein by reference thereto.
14. Filed as the same numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, (Commission File No. 0-21695) and incorporated herein by reference thereto.
15. Filed as the same numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2002. (Commission File No. 0-21695) and incorporated herein by reference thereto.

                                Items 8 and 14(A)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
Independent Auditors Report                                                F-2
Consolidated Financial Statements:
         Balance Sheets as of July 31, 2002 and 2001                       F-3
         Statements of Income for the years ended July 31, 2002,
          2001, and 2000                                                   F-4
         Statements of Shareholders' Equity for the years ended
          July 31, 2002, 2001, and 2000                                    F-5
         Statements of Cash Flows for the years ended July 31, 2002,
          2001, and 2000                                                   F-6
         Notes to Consolidated Financial Statements                        F-7

Schedule II - Valuation and Qualifying Accounts                            F-19

                          Independent Auditors' Report

The Board of Directors and Shareholders
Manchester Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Manchester Technologies, Inc. and subsidiaries as of July 31, 2002 and 2001 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manchester Technologies, Inc. and subsidiaries at July 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of August 1, 2001.



                                                KPMG  LLP


Melville, New York
September 25, 2002

                 Manchester Technologies, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                             July 31, 2002 and 2001

                                   Assets                                2002                2001
                                   ------                                ----                ----                  -
                                                                  (in thousands, e per share amounts)
Current assets:
     Cash and cash equivalents                                         $ 8,963            $14,493
     Accounts receivable, net of allowance for doubtful accounts
        of $956 and $1,100, respectively                                32,561             25,135
     Inventory                                                          11,165              7,546
     Deferred income taxes                                                 403                459
     Prepaid income taxes                                                  426                 43
     Prepaid expenses and other current assets                             526                362
                                                                           ---                ---

                          Total current assets                          54,044             48,038

Property and equipment, net                                              7,012              6,300
Goodwill, net                                                            8,311              6,148
Deferred income taxes                                                      803                842
Other assets                                                               491                455
                                                                           ---                ---

                           Total assets                                $70,661            $61,783
                                                                        ======             ======

                          Liabilities and Shareholders' Equity
                          ------------------------------------

Current liabilities:
        Accounts payable and accrued expenses                          $23,078            $15,259
        Deferred service contract revenue                                  868                807
                                                                           ---                ---


                           Total  current liabilities                   23,946             16,066
                                                                        ------             ------


Deferred compensation payable                                              203                162
                                                                           ---                ---

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value, 5,000 shares
        authorized, none issued                                              -                  -
     Common stock, $.01 par value; 25,000 shares
        authorized, 7,990 and 7,990 shares issued
        and outstanding                                                     80                 80
     Additional paid-in capital                                         18,942             18,942
     Deferred compensation                                                 (23)               (38)
     Retained earnings                                                  27,513             26,571
                                                                        ------             ------

                         Total shareholders' equity                     46,512             45,555
                                                                        ------             ------

                         Total liabilities and shareholders' equity    $70,661            $61,783
                                                                        ======             ======

See accompanying notes to consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                        Consolidated Statements of Income
                    Years ended July 31, 2002, 2001 and 2000

                                                                2002              2001                2000
                                                                ----              ----                ----
                                                                  (in thousands, except  per share amounts)
         Revenue

              Products                                         $249,768         $271,982            $292,971
              Services                                           12,242            8,296               7,102
                                                                 ------            -----               -----
                                                                262,010          280,278             300,073
                                                                -------          -------             -------

         Cost of revenue
              Products                                          216,471          236,970             255,549
              Services                                            9,131            5,955               4,687
                                                                  -----            -----               -----
                                                                225,602          242,925             260,236
                                                                -------          -------             -------

              Gross profit                                       36,408           37,353              39,837
         Selling, general and administrative expenses            35,050           35,485              33,539
                                                                 ------           ------              ------

              Income from operations                              1,358            1,868               6,298


         Interest and other income, net                             184              767                 602
                                                                    ---              ---                 ---
              Income before provision for income taxes            1,542            2,635               6,900
         Provision for income taxes                                 600              908               2,800
                                                                    ---              ---               -----
              Net income                                           $942           $1,727              $4,100
                                                                    ===            =====               =====
              Net income per share
                  Basic                                          $0.12             $0.21               $0.51
                                                                  ====              ====                ====
         Diluted                                                 $0.12             $0.21               $0.50
                                                                 =====             =====               =====

         Weighted average shares of common
            stock and equivalents outstanding
         Basic                                                    7,990            8,036               8,108
                                                                  =====            =====               =====
         Diluted                                                  7,991            8,058               8,228
                                                                  =====            =====               =====






See accompanying notes to consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                    Years ended July 31, 2002, 2001 and 2000


                                                            Additional
                                         Common    Par      Paid-in       Deferred        Retained
                                         Shares    Value    Capital       Compensation    Earnings      Total
                                         ------    -----    -------       ------------    --------      -----
                                                                  (in thousands)



     Balance July 31, 1999                 8,085    $ 81      $ 18,799         $ (38)    $ 20,744      $ 39,586

     Purchase and retirement of stock       (151)     (1)         (670)            -            -          (671)
     Stock award compensation expense          -       -             -            34            -            34
     Deferred compensation                    10       -            61           (61)           -             -
     Stock issued in connection with
         exercise of stock options           109       1           413             -            -           414
     Stock issued in connection with
         purchase acquisition                106       1           799             -            -           800
     Net income                                -      -              -             -        4,100         4,100
                                            ----    ----       -------           ---        -----         -----
     Balance July 31, 2000                 8,159      82        19,402           (65)      24,844        44,263

     Purchase and retirement of stock       (171)     (2)         (619)            -            -          (621)
     Stock option commission expense           -       -            10             -            -            10
     Stock award compensation expense          -       -             -            27            -            27
     Stock issued in connection with
       exercise of stock options               2       -             6             -            -             6
     Tax benefit of stock option plan          -       -           143             -            -           143
     Net income                                -       -             -             -        1,727         1,727
                                           -----   -----         -----        ------        -----         -----
     Balance July 31, 2001                 7,990      80        18,942           (38)      26,571        45,555



     Stock award compensation expense          -       -             -            15            -            15
     Net income                                -       -             -             -          942           942
                                             ---    ----          ----           ---          ---           ---
     Balance July 31, 2002                 7,990     $80       $18,942          $(23)     $27,513       $46,512
                                           =====      ==        ======           ====      ======        ======




     See accompanying notes to consolidated financial statements.

                          Manchester Technologies, Inc. and Subsidiaries
                           Consolidated Statements of Cash Flows
                         Years ended July 31, 2002, 2001, and 2000

                                                                     2002         2001           2000
                                                                     ----         ----           ----
                                                                        (in thousands)
     Cash flows from operating activities:
     Net income                                                         $   942       $1,727          $4,100

     Adjustments to reconcile net income to net cash from
      operating activities:
         Depreciation and amortization                                    2,012        2,387           2,081
         Provision for (recovery of) doubtful accounts                      613          832            (366)
         Non-cash compensation and commission expense                        15           37              34
         Deferred income taxes                                               95          (49)           (154)
         Tax benefit from exercise of options                                 -          143               -
         Change in assets and liabilities, net of the effects of
          acquisitions:
           Accounts receivable                                           (7,773)      10,057            (264)
           Inventory                                                     (3,482)        (749)          1,951
           Prepaid  income taxes                                           (383)         592            (620)
           Prepaid expenses and  other current assets                       (92)         176            (177)
           Other assets                                                     (88)        (147)         (27)
           Accounts payable and  accrued expenses                         7,298      (14,053)          6,991
           Deferred service contract revenue                                 61         (139)            365
           Income  taxes payable                                              -            -            (668)
           Deferred compensation payable                                     41          128               -
                                                                             --          ---           -----

                Net cash (used in) provided by operating activities        (741)         942          13,246
                                                                           -----         ---          ------

     Cash flows from investing activities:
         Capital expenditures                                            (2,618)      (1,972)         (1,661)
         Payment for acquisitions, net of  cash acquired                 (1,613)           -            (179)
                                                                          -----       ------            -----
            Net cash used in investing activities                        (4,231)      (1,972)         (1,840)
                                                                          -----       -------          -----

     Cash flows from financing activities:
         Net repayments of borrowings from bank                            (515)           -            (648)
         Payments on capitalized lease obligations                            -            -             (85)
         Payments on notes payable - other                                  (43)         (18)             (9)
         Issuance of common stock upon exercise of options                    -            6             414
         Purchase and retirement of common stock                              -         (621)           (671)
                                                                           ----         -----           -----

                Net cash  used in  financing activities                    (558)        (633)           (999)
                                                                           -----         ---            ----

     Net increase (decrease)  in cash  and cash equivalents              (5,530)      (1,663)         10,407

         Cash and cash equivalents at beginning of year                  14,493       16,156           5,749
                                                                         ------       ------           -----

     Cash and cash equivalents at end of year                            $8,963      $14,493         $16,156
                                                                          =====       ======          ======

     Cash paid during the year for:
          Interest                                                        $  -        $    -             $ 4
                                                                          ====         =====              ==
          Income taxes                                                     $723       $  365          $4,205
                                                                            ===        =====          ======

     Other noncash transactions:
         Common stock issued in connection with acquisitions            $    -        $   -            $861
                                                                         =====        =====            ====



     See accompanying notes to consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2002, 2001 and 2000
                 (in thousands, except share and per share data)

(1)  Operations and Summary of Significant Accounting Policies

      (a)  The Company

         Manchester Technologies, Inc. and its subsidiaries ("the Company") is a single-source solutions provider specializing in hardware and software procurement, custom networking, storage, enterprise and Internet solutions. The Company offers its customers single-source solutions customized to their information systems needs by integrating its analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. The Company operates in a single segment.

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

      (c)  Cash Equivalents

         The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $7,194 and $11,638 at July 31, 2002 and 2001, respectively, consisted of money market mutual funds.

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

      (e) Market Development  Funds and Advertising Costs

         The Company receives various market development funds including cooperative advertising funds from certain vendors, principally based on volume purchases of products. The Company records such amounts related to volume purchases as purchase discounts which reduce cost of revenue, and other incentives that require specific incremental action on the part of the Company, such as training, advertising or other pre-approved market development activities, as an offset to the related costs included in selling, general and administrative expenses. Total market development funds amounted to $1,118, $229, and $414, for the years ended July 31, 2002, 2001 and 2000, respectively.

         The Company expenses all advertising costs as incurred.

      (f) Inventory

         Inventory, consisting of computer hardware, software and related supplies, is valued at the lower of cost (first-in first-out) or market value.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2002, 2001 and 2000
                 (in thousands, except share and per share data)

(g) Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the economic lives of the assets, generally from five to seven years. Leasehold improvements are amortized over the shorter of the underlying lease term or asset life.

 (h)  Goodwill

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of SFAS No. 142. This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121.

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

         The Company was required to test goodwill for impairment in accordance with the provisions of SFAS No. 142 by January 31, 2002. In accordance with SFAS No. 142, goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment. The
Company determined that its reporting unit for purposes of applying the provisions of SFAS 142 was its operating segment. The Company's initial impairment review indicated that there was no impairment as of the date of adoption. Fair value for goodwill was determined based on discounted cash flows.

         Accumulated amortization was approximately $1,116 at both July 31, 2002 and 2001. Goodwill amortization for the years ended July 31, 2002, 2001 and 2000 was approximately $0, $386 and $331, respectively. The following table shows the results of operations as if SFAS No. 142 was applied to prior periods:

                                                       For the years ended July 31,
                                                   2002            2001             2000
                                                   ----            ----             ----

Net income as reported                             $942           $1,727           $4,100
Add back: Goodwill amortization                       -              386              331
                                                   ----              ---              ---

Adjusted net income                                $942           $2,113           $4,431
                                                    ===            =====            =====

Income per share - Basic
  Net income, as reported                        $0.12             $0.21           $0.51
  Goodwill amortization                              -              0.05            0.04
                                                -------            ------           ----

  Adjusted net income                            $0.12             $0.26           $0.55
                                                  =====             ====            ====

Income per share - Diluted
  Net income, as reported                        $0.12             $0.21           $0.50
  Goodwill amortization                              -              0.05            0.04
                                                ------              ----            ----

  Adjusted net income                            $0.12             $0.26           $0.54
                                                  ====              ====            ====


                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2002, 2001 and 2000
                 (in thousands, except share and per share data)

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

      (j)  Net Income Per Share

         Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Options and warrants representing approximately 887,000, 899,000, and 153,000, shares for the years ended July 31, 2002, 2001 and 2000, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive. The following table reconciles the denominators of the basic and diluted per share computations. For each year, the numerator is the net income as reported.

                                       2002                       2001                      2000
                                       ----                       ----                      ----
                                            Per Share                  Per Share                 Per Share
                                    Shares  Amount            Shares   Amount           Shares   Amount

           Basic EPS             7,990,000     $0.12        8,036,000  $0.21          8,108,000      $0.51
                                                ====                    ====                          ====
           Effect of dilutive
            options                  1,000                     22,000                   120,000
                                     -----                     ------                   -------

           Diluted EPS           7,991,000     $0.12        8,058,000  $0.21          8,228,000      $0.50
                                 =========      ====        =========   ====          =========       ====

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

      (l)  Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

      (m)  Fair Value of Financial Instruments

         The fair values of accounts receivable, prepaid expenses, notes payable, and accounts payable and accrued expenses are estimated to approximate the carrying values at July 31, 2002 due to the short maturities of such instruments.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2002, 2001 and 2000
                 (in thousands, except share and per share data)


      (n) Reclassifications
         Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

(2)  Property and Equipment
     ----------------------

         Property and equipment at July 31, consist of the following:


                                                            2002        2001
                                                            ----        ----

      Furniture and fixtures                                $2,194      $3,088
      Machinery and equipment                               11,427       8,162
      Transportation equipment                                 671         588
      Leasehold improvements                                 3,204       2,934
                                                             -----       -----
                                                            17,496      14,772
      Less accumulated depreciation and amortization        10,484       8,472
                                                            ------       -----
                                                            $7,012      $6,300
                                                             =====       =====

     Depreciation and amortization expense amounted to $2,012, $2,001, and $1,750 for the years ended July 31, 2002, 2001 and 2000, respectively.

(3)  Acquisitions
     ------------

 Donovan Consulting Group, Inc.
 ------------------------------

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

         Operating results of Donovan are included in the consolidated statements of income from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $497 and $869, respectively. The excess of the aggregate purchase price over the estimated fair value of the tangible net assets acquired was approximately $1,872. The factors that contributed to the determination of the purchase price and the resulting goodwill include the significant growth expected in this area due to the combination of the Company's long history of strong customer relationships, financial strength and stability coupled with Donovan's product offerings and highly skilled technical staff. The $1,872 will not be amortized; however, it will be subject to impairment testing in accordance with Statement No. 142, "Goodwill and Other Intangible Assets."

         The presentation of supplemental pro forma financial information is deemed immaterial.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2002, 2001 and 2000
                 (in thousands, except share and per share data)


e.Track Solutions, Inc.
-----------------------

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

         Operating results of e.Track are included in the consolidated statements of income from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $116 and $192, respectively. The excess of aggregate purchase price over the estimated fair value of the tangible net assets acquired was $291. The factors that contributed to the determination of the purchase price and the resulting goodwill include the expectation that the combination of e.Track's highly skilled technical staff, coupled with the Company's financial strength and customer base, will result in significant growth at e.Track going forward. The $291 will not be amortized; however, it will be subject to impairment testing in accordance with Statement No. 142, "Goodwill and Other Intangible Assets."

         The presentation of supplemental pro forma financial information is deemed immaterial.

(4)  Accounts Payable and Accrued Expenses
     -------------------------------------

     Accounts payable and accrued expenses consist of the following:

                                                        July 31,
                                                    2002            2001
                                                    ----            ----

                  Accounts payable, trade          $19,785        $11,759
                  Accrued salaries and wages         1,894          1,974
                  Customer deposits                    554            711
                  Other accrued expenses               845            815
                                                       ---            ---
                                                   $23,078        $15,259
                                                    ======         ======


     The Company has entered into financing agreements for the purchase of inventory. These agreements are unsecured, generally allow for a 30-day non-interest-bearing payment period and require the Company to maintain, among other things, a certain minimum tangible net worth. In each of the years in the three-year period ended July 31, 2002, the Company has repaid all balances outstanding under these agreements within the non-interest-
     bearing payment period. Accordingly, amounts outstanding under such agreements of $2,884, $1,719, and $2,645, at July 31, 2002, 2001 and 2000,
     respectively, are included in accounts payable and accrued expenses. As of July 31, 2002, retained earnings available for dividends amounted to approximately $15,500.


(5)  Employee Benefit Plans

         The Company maintains a qualified defined contribution plan with a salary deferral provision, commonly referred to as a 401(k) plan. The Company matches 50% of employee contributions up to three percent of employees' compensation. The Company's contribution amounted to $346, $317, and $250, for the years ended July 31, 2002, 2001, and 2000, respectively.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2002, 2001 and 2000
                 (in thousands, except share and per share data)



         The Company also has two deferred compensation plans that are available to certain eligible key employees. The first plan consists of life insurance policies purchased by the Company for the participants. Upon vesting, which occurs at various times from three to ten years, a participant becomes entitled to have ownership of the policy transferred to him or her at termination of employment with the Company. The second plan consists of a commitment by the Company to pay a monthly benefit to an employee for a period of ten years commencing either ten or fifteen years from such employee's entrance into the plan. The Company has chosen to purchase life insurance policies to provide funding for these benefits. As of July 31, 2002 and 2001, the Company has recorded an asset (included in other assets) of $256 and $129, respectively, representing the cash surrender value of policies owned by the Company and a liability of $203 and $162, respectively, relating to the unvested portion of benefits due under these plans. For the years ended July 31, 2002, 2001 and 2000, the Company recorded an expense of $212, $246, and $92, in connection with these plans. During fiscal 2001, the Company received $505 in connection with a life insurance policy that it carried on an employee who died, which was partially offset by $250 in compensation benefits paid to the deceased employee.


(6)  Commitments and Contingencies
     -----------------------------

     Leases
     ------

         The Company leases most of its executive offices and warehouse facilities from landlords consisting primarily of related parties (note 9). In addition, the Company is obligated under lease agreements for sales offices and additional warehouse space. Aggregate rent expense under all these leases amounted to $1,973, $1,756, and $1,594, for the years ended July 31, 2002, 2001 and 2000, respectively.

         The following represents the Company's commitment under operating leases for each of the next five years ended July 31 and thereafter:

                                2003                    $1,729
                                2004                     1,663
                                2005                     1,710
                                2006                     1,292
                                2007                     1,175
                          Thereafter                       607
                                                           ---
                                                        $8,176
                                                        ======

     Litigation
     ----------

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based on advice from its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.



(7)   Line of Credit
      --------------

         In July 1998, the Company entered into a revolving credit facility with its banks, which was revised in June, 1999 to change participating banks. Under the terms of the facility, the Company may borrow up to a maximum of $15,000. Borrowings under the facility bear interest at variable interest rates based upon several options available to the Company. The facility requires the Company to maintain certain financial ratios and covenants. As of July 31, 2002, there was no balance outstanding under this agreement, which expires on January 31, 2005.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2002, 2001 and 2000
                 (in thousands, except share and per share data)

 (8)  Income Taxes
      ------------

      The provision for income taxes for the years ended July 31, 2002, 2001 and 2000 consists of the following:

                                               2002         2001        2000
                                               ----         ----        ----                 -
              Current
                  Federal                      $325         $728      $2,242
                  State                         180          229         712
                                                ---          ---         ---

                                                505          957       2,954
                                                ---          ---       -----

              Deferred
                  Federal                        70          (38)       (115)
                  State                          25          (11)        (39)
                                                 --          ---         ---

                                                 95          (49)       (154)
                                                 --          ---        ----
                                               $600         $908      $2,800
                                                ===          ===       =====

      The difference between the Company's effective income tax rate and the statutory rate is as follows, for the years ended July 31,:

                                                        2002           2001        2000
                                                        ----           ----        ----                 -


      Income taxes at statutory rate                    $524           $896      $2,346
      State taxes, net of federal benefit                114            144         444
      Non deductible goodwill amortization                 -             85          85
      Nontaxable life insurance proceeds                   -           (172)          -
      Other                                              (38)           (45)        (75)
                                                         ---            ---         ---

                                                        $600           $908      $2,800
                                                         ===            ===       =====

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at July 31, 2002 and 2001 were as follows:

                                                        2002            2001
                                                        ----            ----

            Deferred tax assets (liabilities):
                 Allowance for doubtful accounts        $383            $439
                 Deferred compensation                   554             473
                 Depreciation                            249             409
                 Other                                    20            (20)
                                                          --            ---
                 Net deferred tax asset               $1,206          $1,301
                                                       =====           =====


              A valuation allowance has not been provided in connection with the deferred tax assets since the Company believes, based upon its long history of profitable operations, that it is more likely than not that such deferred tax assets will be realized.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2002, 2001 and 2000
                 (in thousands, except share and per share data)

 (9)  Related Party Transactions
      --------------------------

         The Company leases its warehouse and distribution center as well as its corporate offices and certain sales facilities from entities owned or controlled by shareholders, officers, or directors of the Company. The leases generally cover a period of ten years and expire at various times from 2005 through 2008. Lease terms generally include annual increases of five percent. Rent expense for these facilities aggregated approximately $932, $884, and $828, for the years ended July 31, 2002, 2001 and 2000, respectively.

         The Company paid legal fees to a law firm in which a director of the Company is a partner. Such fees amounted to approximately $208, $215, and $177, including disbursements, in the fiscal years ended July 31, 2002, 2001 and 2000, respectively.

         During fiscal years ended July 31, 2002, 2001 and 2000 the Company received approximately $45, $178, and $273, respectively, in revenue from a company controlled by a director of the Company.

         On May 20, 2002 the Company loaned its chief executive officer approximately $965 bearing an interest rate of 2.00%. On May 30, 2002, the Company's chief executive officer repaid $585 of the loan and the remainder of the loan was repaid on July 18, 2002 plus accrued interest.

         In the ordinary course of its business dealings with customers and vendors, the Company utilizes a restaurant owned by the chief executive officer and a member of his family for such catering, dining and entertainment services. During the years ended July 31, 2002, 2001 and 2000 the Company paid approximately $109, $64, and $62, respectively, for such services.

 (10)  Shareholders' Equity
       --------------------

      Warrants
      --------

         In connection with its Initial Public Offering (IPO) in December 1996, the Company issued to the underwriter warrants to purchase an aggregate of 250,000 shares of common stock. The warrants were exercisable at a price of $12 per share and expired in December, 2001.

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

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2002, 2001 and 2000
                 (in thousands, except share and per share data)

                                                                     Weighted
                                                                     Average
                                                Exercise             Exercise
                                                Balance              Price
                                                -------              -----



         Balance July 31, 1999                  815,100               $3.93

           Granted                              253,250               $4.37
           Exercised                           (109,416)              $3.8125
           Cancelled                           (132,250)              $4.50
                                               --------               -----

         Balance July 31, 2000                  826,684               $4.00

           Granted                              123,000               $3.74
           Exercised                             (1,500)              $3.8125
           Cancelled                            (49,100)              $4.19
                                                -------               -----

         Balance July 31, 2001                  899,084               $3.95

           Granted                               81,800               $2.55
           Exercised                                  -                   -
           Cancelled                            (55,800)              $4.07
                                                -------               -----

           Balance July 31, 2002                925,084               $3.81
                                                =======               =====


          At July 31, 2002, options with the following ranges of exercise prices were outstanding:


                              Options Outstanding                            Options Currently Exercisable
                              -------------------                            -----------------------------
     Range of
     Exercise                  Weighted Average                                           Weighted Average
     Prices          Number     Exercise Price         Remaining life       Number         Exercise Price
     ------          ------     --------------         --------------       ------         --------------

     $2.30 - $3.75   214,800         $2.94             7 Yrs.               135,500           $3.07
     $3.76 - $4.00   528,334         $3.83             5 Yrs.               461,666           $3.83
     $4.01 - $5.69   181,950         $4.78             7 Yrs                109,808           $4.76
                     -------                                                -------
     $2.30 - $5.69   925,084         $3.81             6 Yrs.               706,974           $3.83
                     =======                                                =======

         All options granted expire ten years from the date of grant except for options granted to directors, which expire five years from the date of grant.

         The Company has adopted the pro forma disclosure provision of SFAS No. 123, "Accounting for Stock Based Compensation". Accordingly, the Company does not record compensation cost in the financial statements for its stock options that have an exercise price equal to or greater than the fair market value of the underlying stock on the date of grant. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date under SFAS No. 123, the Company's net income and net income per share for the years ended July 31, 2002, 2001 and 2000 would approximate the pro forma amounts below:

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2002, 2001 and 2000
                 (in thousands, except share and per share data)

                                            2002          2001            2000
                                            ----          ----            ----
     Net income:
         As reported                        $942        $1,727           $4,100
         Pro forma                          $577        $1,335           $3,813

     Basic net income per share:
        As reported                        $0.12         $0.21           $0.51
        Pro forma                          $0.07         $0.17           $0.47

     Diluted net income per share:
        As reported                        $0.12         $0.21           $0.50
        Pro forma                          $0.07         $0.17           $0.46

     The pro forma effects on net income and diluted net income per share for 2002, 2001 and 2000 may not be representative of the pro forma effects in future years.

     The fair value of options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                    2002       2001      2000
                                                    ----       ----      ----
        Expected dividend yield                       0%        0%        0%
        Expected stock volatility                    59%       55%       49%
        Risk free interest rate                       3%        5%        5%
        Expected option term until exercise (years)   5.00      5.00      5.00

     The per share weighted average fair value of stock options granted during fiscal 2002, 2001 and 2000 was $1.79, $2.03, and $2.15, respectively.

     Repurchase of Common Stock
     --------------------------

     During the years ended July 31, 2001 and 2000, the Company repurchased 171,000, and 150,600 shares of its common stock at an aggregate purchase price of $621, and $671, respectively. Such shares were subsequently retired. No shares were repurchased in fiscal 2002.

(11)  Major Customer and Vendors and Concentration of Credit Risk
      -----------------------------------------------------------

     The Company sells and provides services to customers who are located primarily in the eastern United States.

     The Company's top five vendors accounted for approximately 15%, 14%, 14%, 14%, and 13%, respectively of total product purchases for the year ended July 31, 2002. The Company's top four vendors accounted for approximately 19%, 14%, 10%, and 10%, respectively, of total product purchases for the year ended July 31, 2001. The Company's top three vendors accounted for approximately, 16%, 14%, and 10%, respectively of total product purchases for the year ended July 31, 2000.

     At July 31, 2002 two customers accounted for 9% and 5%, respectively, of the Company's accounts receivable. No customer accounted for more than 5% of the Company's accounts receivable at July 31, 2001 and 2000. For the fiscal years ended July 31, 2002, 2001 and 2000, no one customer accounted for more than 10% of total revenue.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2002, 2001 and 2000
                 (in thousands, except share and per share data)



 (12)  Impact of Recently Issued Accounting Standards
       ----------------------------------------------

         In July 2001,  the FASB  issued  SFAS No.  143,  "Accounting  for Asset
Retirement Obligations" ("SFAS 143"). SFAS 143 establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company has adopted the provisions of SFAS 143 effective August 1, 2002. The adoption of SFAS 143 did not have a significant effect on the Company's results of operations or its financial position.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," while retaining the fundamental recognition and measurement provisions of that statement. SFAS 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off to be considered held and used until it is disposed of. However, SFAS 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS 144 retains the provisions of SFAS No. 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. SFAS 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. The Company has adopted the provisions of SFAS 144 as of August 1, 2002. The adoption of SFAS 144 did not have any material impact on the Company's consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections" ("SFAS 145"). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements by rescinding Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Additionally, the Statement requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company has adopted the provisions of SFAS 145 as of August 1, 2002. The adoption of SFAS 145 did not have any impact on the Company's consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company is required to adopt the provisions of SFAS 146 as of January 1, 2003. The Company does not believe that the adoption of this statement will have any impact on the Company's consolidated financial statements as no planned restructuring charges currently exist.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2002, 2001 and 2000
                 (in thousands, except share and per share data)




(13) Quarterly Results (unaudited)
     -----------------------------

                              Oct. 31    Jan 31    Apr. 30   July 31    Year
                              -------    ------    -------   -------    ----
     2002
     ----
   Revenue                     $61,566   $68,099  $65,131   $67,214   $262,010
   Gross profit                  8,494    10,067    9,041     8,806     36,408
   Net income                      104       433      364        41        942
   Basic earnings per share       0.01      0.05     0.05      0.01       0.12
   Diluted earnings per share     0.01      0.05     0.05      0.01       0.12


     2001
     ----
   Revenue                     $81,142   $70,888  $68,598   $59,650   $280,278
   Gross profit                  9,757     8,917    9,765     8,914     37,353
   Net income                      638        24      665       400      1,727
   Basic earnings per share       0.08      0.00     0.08      0.05       0.21
   Diluted earnings per share     0.08      0.00     0.08      0.05       0.21

        Basic and diluted earnings per share for each of the quarters are based on the weighted-average number of shares outstanding in each period. Therefore, the sum of the quarters in a year may not necessarily equal the year's earnings per share.

                          Manchester Technologies, Inc.

                 Schedule II - Valuation and Qualifying Accounts
                 -----------------------------------------------
                                (dollars in thousands)

                                        Column C-Additions
                                        ------------------
                         Column B-           (1)-         (2)-        Column D-       Column E-
Column A -               Balance at     Charged to    Charged to      Deductions-     Balance at
Description              beginning of   costs and     other              (a)          end of period
                         period         expenses      accounts (b)
                         ------         --------      ------------     ---------      -------------

Allowance for doubtful
accounts

Year ended:

    July 31, 2000          $1,204          ($366)          $61               -             $899

    July 31, 2001            $899           $832             -            $631           $1,100

    July 31, 2002          $1,100           $613             -            $757             $956


(a) Write-off amounts against allowance provided.
(b) Recorded in connection with the acquisitions.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                          Manchester Technologies, Inc.

Date:         October   22 , 2002         By: /S/ Barry  R. Steinberg
                                                 --------------------
                                              Barry R. Steinberg
                                              President, Chief Executive Officer
                                              Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

/S/ Barry R. Steinberg                              Date:   October  22 , 2002
 ----------------------
Barry R. Steinberg
President, Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)


/S/ Joel G. Stemple                                  Date:  October 22 , 2002
   ----------------
Joel G. Stemple
Executive Vice President, Secretary and Director


/S/ Elan Yaish                                       Date: October  22, 2002
   -----------
Elan Yaish,
Chief Financial Officer and Assistant Secretary
 (Principal Accounting Officer)

/S/ Joel Rothlein                                    Date:  October 22 , 2002
   --------------
Joel Rothlein
Director

/S/  Michael E. Russell                               Date:  October  22, 2002
     ------------------
Michael Russell
Director

/S/ Bert Rudofsky                                    Date:   October  22, 2002
    -------------
Bert Rudofsky
Director

/S/ Julian Sandler                                   Date:   October 22, 2002
    --------------
Julian Sandler
Director

/S/ Robert J. Valentine                              Date:   October  22 , 2002
    -------------------
Robert J. Valentine
Director

                                 CERTIFICATIONS

I, Barry R. Steinberg, certify that:

1. I have reviewed this annual report on Form 10-K of Manchester Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 28, 2002


/S/    BARRY R. STEINBERG
--------------------------
Barry R. Steinberg
Chief Executive Officer


I, Elan Yaish, certify that:

1. I have reviewed this annual report on Form 10-K of Manchester Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 28, 2002

/S/    ELAN YAISH
-----------------
Elan Yaish
Chief Financial Officer