Form 10-Q
period 2002-10-31
MANCHESTER TECHNOLOGIES INC
filed 2002-12-12
CIK 1023876

2


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2002

                                       or

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

                                                  [X] Yes [ ] No

As of December 4, 2002 there were 7,990,215 outstanding shares of the registrant's Common Stock.

                 MANCHESTER TECHNOLOGIES, INC. AND SUBSIDIARIES



                                Table of Contents

PART I.    FINANCIAL INFORMATION                                           Page

Item 1.    Condensed Consolidated Balance Sheets as of
              October 31, 2002  (unaudited) and July 31, 2002                3

           Condensed Consolidated Statements of Income for the
              Three Months  Ended October 31, 2002 and 2001 (unaudited)      4

           Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended October 31, 2002 and 2001 (unaudited)       5

           Notes to Unaudited Condensed Consolidated Financial Statements    6

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            9

Item 4.    Controls and Procedures                                          18


PART II.   OTHER INFORMATION



Item 6.    Exhibits and Reports                                             19

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                 Manchester Technologies, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                 October 31, 2002  July 31, 2002
                                                     (Unaudited)
                                                     -----------       ---------
Assets
Current assets:
  Cash and cash equivalents                            $ 8,645           $8,963
  Accounts receivable, net                              31,751           32,561
  Inventory                                             12,196           11,165
  Deferred income taxes                                    403              403
  Prepaid income taxes                                     497              426
  Prepaid expenses and other current assets                567              526
                                                           ---              ---

         Total current assets                           54,059           54,044

Property and equipment, net                              6,636            7,012
Goodwill, net                                            8,311            8,311
Deferred income taxes                                      803              803
Other assets                                               258              491
                                                           ---              ---

Total assets                                           $70,067          $70,661
                                                       =======          =======

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses                $22,659          $23,078
  Deferred service contract revenue                        535              868
                                                           ---              ---

         Total current liabilities                      23,194           23,946

Deferred compensation payable                              203              203
                                                           ---              ---

         Total liabilities                              23,397           24,149
                                                        ------           ------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000
   shares authorized, none issued                           -                 -
  Common stock, $.01 par value; 25,000 shares
   authorized, 7,990 and 7,990 issued and outstanding      80                80
  Additional paid-in capital                           18,942            18,942
  Deferred compensation                                   (23)              (23)
  Retained earnings                                    27,671            27,513
                                                       ------            ------

         Total shareholders' equity                    46,670            46,512
                                                       ------            ------

         Total liabilities and shareholders' equity   $70,067           $70,661
                                                      =======           =======

See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                           Three months ended
                                                     October 31,     October 31,
                                                         2002            2001
                                                         ----            ----
Revenue
     Products                                            $64,715       $58,872
     Services                                              3,570         2,694
                                                           -----         -----

                                                          68,285        61,566
                                                          ------        ------
Cost of revenue
     Products                                             56,918        51,261
     Services                                              2,403         1,811
                                                           -----         -----

                                                          59,321        53,072
                                                          ------        ------

     Gross profit                                          8,964         8,494

Selling, general and administrative expenses               8,840         8,395
                                                           -----         -----

     Income from operations                                  124            99

Interest and other income, net                               140            75
                                                             ---            --

     Income before income taxes                              264           174

Provision for income taxes                                   106            70
                                                             ---            --

     Net income                                           $  158        $  104
                                                          ======        ======

Net income per share
     Basic                                                 $0.02         $0.01
                                                           =====         =====
     Diluted                                               $0.02         $0.01
                                                           =====         =====

Weighted average shares outstanding
     Basic                                                 7,990         7,990
                                                           =====         =====
     Diluted                                               7,991         7,990
                                                           =====         =====








See notes to unaudited condensed consolidated financial statements.
                                        4

                 Manchester Technologies, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                           Three months ended
                                                       October 31,   October 31,
                                                          2002           2001
                                                          ----           ----

Cash flows from operating activities:
   Net income                                               $158           $104
   Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation and amortization                          564            509
      Allowance for doubtful accounts                        125            290
      Change in assets and liabilities (net of
       effects of acquisition):
        Accounts receivable                                  685         (1,915)
        Inventory                                         (1,031)       (10,065)
        Prepaid income taxes                                 (71)          (263)
        Prepaid expenses and other current assets            179             49
        Other assets                                          13             (3)
        Accounts payable and accrued expenses               (419)         7,733
        Deferred service contract revenue                   (333)          (225)
                                                            ----           ----
           Net cash  used in operating activities           (130)        (3,786)
                                                            ----         ------
Cash flows from investing activities:
      Capital expenditures                                  (188)          (343)
      Payment for acquisition, net of cash acquired            -         (1,454)
                                                            ----         ------

           Net cash used by investing activities            (188)        (1,797)
                                                            ----         ------
Cash flows from financing activities:
      Payments on notes payable - bank                         -           (433)
      Payments on notes payable - other                        -            (43)
                                                              --            ---

           Net cash used in financing activities               -           (476)
                                                              --           ----
Net decrease in cash and cash equivalents                   (318)        (6,059)
Cash and cash equivalents at beginning of period           8,963         14,493
                                                           -----         ------
Cash and cash equivalents at end of period               $ 8,645        $ 8,434
                                                         =======        =======








See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                 (in thousands except share and per share data)

 1.    Organization and Basis of Presentation

     Manchester Technologies, Inc., ("Manchester," "we," "us," or "the Company"), is a single-source solutions provider specializing in hardware and software procurement, custom networking, storage, display technology and enterprise and Internet solutions. The Company offers its customers single-source solutions customized to their information systems needs by integrating its analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. The Company operates in a single segment.

     Sales of hardware, software and networking products comprise the majority of the Company's revenues. The Company has entered into agreements with certain suppliers and manufacturers that may provide the Company favorable pricing and price protection in the event the vendor reduces its prices.

     The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended July 31, 2002. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended October 31, 2002 are not necessarily indicative of the results to be expected for future interim periods or the entire year.

   2.     Net Income Per Share

     Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Stock options and warrants representing 801,000 and 934,000 shares for the three months ended October 31, 2002 and 2001, respectively, have been excluded from the calculation of diluted net income per share as they are antidilutive. The following table reconciles the denominators of the basic and diluted per share computations. For each period, the numerator is the net income as reported.

                                                               Three months ended
                                              October 31, 2002                  October 31, 2001
                                              ----------------                  ----------------
                                                          Per share                           Per share
                                         Shares           amount             Shares            amount
                                         ------           ------             ------            ------
      Basic                              7,990,000          $0.02            7,990,000           $0.01
      Effect of dilutive options             1,000                                   -
                                             -----                             -------

      Diluted                            7,991,000          $0.02            7,990,000           $0.01
                                         =========          =====            =========           =====


3.       Acquisitions

 Donovan Consulting Group, Inc.
 ------------------------------

     On August 29, 2001, the Company acquired all of the outstanding stock of Donovan Consulting Group, Inc. ("Donovan"), a Delaware corporation headquartered near Atlanta, Georgia. Donovan is a technical services firm that delivers Wireless LAN solutions to customers nationwide. The acquisition, which has been

                 Manchester Technologies, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                 (in thousands except share and per share data)

accounted for as a purchase, consisted of a cash payment of $1,500 plus potential future contingent payments. Contingent payments of up to $1,000 may be payable on each of November 2, 2002 and November 2, 2003 based upon Donovan achieving certain agreed-upon increases in revenue and pre-tax earnings. No contingent payment was made on November 2, 2002. In connection with the acquisition, the Company assumed approximately $435 of bank debt and $43 of other debt, which were subsequently repaid. Donovan was acquired in order to strengthen the Company's position in the Wireless LAN arena. Donovan allows the Company to offer total Wireless LAN solutions including state of the art products as well as the services necessary to have those products operate optimally.

     Operating results of Donovan are included in the condensed consolidated statements of income from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $497 and $869, respectively. The excess of the aggregate purchase price over the estimated fair value of the tangible net assets acquired was approximately $1,872. The factors that contributed to the determination of the purchase price and the resulting goodwill include the significant growth expected in this area due to the combination of the Company's long history of strong customer relationships, financial strength and stability coupled with Donovan's product offerings and highly skilled technical staff. The $1,872 will not be amortized; however, it will be subject to impairment testing in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

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

     Operating results of e.Track are included in the condensed consolidated statements of income from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $116 and $192, respectively. The excess of aggregate purchase price over the estimated fair value of the tangible net assets acquired was $291. The factors that contributed to the determination of the purchase price and the resulting goodwill include the expectation that the combination of e.Track's highly skilled technical staff, coupled with the Company's financial strength and customer base, will result in significant growth at e.Track going forward. The $291 will not be amortized; however, it will be subject to impairment testing in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," while retaining the fundamental recognition and measurement provisions of that statement. SFAS 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off to be considered held and used until it is disposed of. However, SFAS 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS 144 retains the provisions of SFAS No. 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. SFAS 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. The Company has adopted the provisions of SFAS 144 as of August 1, 2002. The adoption of SFAS 144 did not have any material impact on the Company's condensed consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections" ("SFAS 145"). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements by rescinding Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Additionally, the Statement requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company has adopted the provisions of SFAS 145 as of August 1, 2002. The adoption of SFAS 145 did not have any impact on the Company's condensed consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company is required to adopt the provisions of SFAS 146 as of January 1, 2003. The Company does not believe that the adoption of this statement will have any impact on the Company's condensed consolidated financial statements as no planned restructuring charges currently exist.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and with the Company's annual report on Form 10-K for the year ended July 31, 2002. The following discussion contains certain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Forward looking statements are not historical facts, are based on the Company's beliefs and expectations as of the date of this report, and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in those forward-looking statements. These risks and uncertainties include, but are not limited to those set forth below and the risk factors described in the Company's Annual Report on Form 10-K for the year ended July 31, 2002, and those set forth in the Company's other filings from time to time with the Securities and Exchange Commission.

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

     On September 11, 2001, the World Trade Center in New York City and the Pentagon in Washington, D.C. were the subjects of terrorist attacks. A significant part of our business is generated from our New York City and Baltimore/Washington, D.C. offices. We cannot predict the impact that potential future attacks may have on our business, results of operations and financial condition.

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

     On September 29, 2002 the Pacific Maritime Association, which represents shipping companies and terminal operators on the west coast of the United States, locked out approximately 10,500 members of the International Longshore and Warehouse Union. The lock out led to a 10-day shut down of the docks on the west coast of the U.S. and disrupted the normal importation of goods and products through the west coast, which disruption continues to be felt throughout the U.S. As a result, we experienced, and continue to experience, product shortages and an increase of product allocations by manufacturers. We do not know when the effects of the lock out will subside and we can not predict at this time the impact the lock out had or will have on our business, financial condition and results of operations.

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

     As a result of the rapid changes which are taking place in computer, networking and display technologies, product life cycles are short. Accordingly, our product offerings change constantly. Prices of products change, with generally higher prices early in the life cycle of the product and lower prices near the end of the product's life cycle. The computer industry has experienced rapid declines in average selling prices of personal computers and peripherals. In some instances, we have been able to offset these price declines with increases in units shipped. There can be no assurance that average selling prices will not continue to decline or that we will be able to offset declines in average selling prices with increases in units shipped.

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

     Microsoft Litigation. Most of the personal computers we sell utilize operating systems developed by Microsoft Corporation. The United States Department of Justice has brought a successful antitrust action against Microsoft. On November 12, 2002, the United States District Court for the District of Columbia issued an order entering a final judgment in the action. We believe that the final judgment, if implemented, will not have a material adverse effect on our business, results of operations and financial condition. However, the final judgment has been appealed, and we cannot predict the outcome of the appeal or the effect that any modifications to the final judgment would have on our business, results of operations or financial condition.

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

Acquisitions

         Donovan Consulting Group, Inc.
         ------------------------------

     On August 29, 2001, the Company acquired all of the outstanding stock of Donovan, a Delaware corporation headquartered near Atlanta, Georgia. Donovan is a technical services firm that delivers Wireless LAN solutions to customers nationwide. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $1,500,000 plus potential future contingent payments. Contingent payments of up to $1,000,000 may be payable on each of November 2, 2002 and November 2, 2003 based upon Donovan achieving certain agreed-upon increases in revenue and pre-tax earnings. No contingent payment was made on November 2, 2002. In connection with the acquisition, the Company assumed approximately $435,000 of bank debt and $43,000 of other debt, which were subsequently repaid. Donovan was acquired in order to strengthen the Company's position in the Wireless LAN arena. Donovan allows the Company to offer total Wireless LAN solutions including state of the art products as well as the services necessary to have those products operate optimally.

     Operating results of Donovan are included in the condensed consolidated statements of income from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $497,000 and $869,000, respectively. The excess of the aggregate purchase price over the estimated fair value of the tangible net assets acquired was approximately $1,872,000. The factors that contributed to the determination of the purchase price and the resulting goodwill include the significant growth expected in this area due to the combination of the Company's long history of strong customer relationships, financial strength and stability coupled with Donovan's product offerings and highly skilled technical staff. The $1,872,000 will not be amortized; however, it will be subject to impairment testing in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."


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

     Operating results of e.Track are included in the condensed consolidated statements of income from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $116,000 and $192,000, respectively. The excess of aggregate purchase price over the estimated fair value of the tangible net assets acquired was $291,000. The factors that contributed to the determination of the purchase price and the resulting goodwill include the expectation that the combination of e.Track's highly skilled technical staff, coupled with the Company's financial strength and customer base, will result in significant growth at e.Track going forward. The $291,000 will not be amortized; however, it will be subject to impairment testing in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

Critical Accounting Policies

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, encourages all registrants, including the Company, to include a discussion of "critical" accounting policies or methods used in the preparation of financial statements. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended July 31, 2002 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, and goodwill impairments. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

                                              Percentage of Revenue for the
                                                  Three Months Ended
                                                        October 31,
                                                  2002              2001
                                                  ----              ----
           Revenue
                Products                           94.8%            95.6%
                Services                            5.2              4.4
                                                    ---              ---

           Total revenue                          100.0            100.0
                                                  -----            -----

           Cost of revenue
                Products                           88.0             87.1
                Services                           67.3             67.2
                                                   ----             ----

            Total cost of revenue                  86.9             86.2
                                                   ----             ----
           Gross profit
                Products                           12.0             12.9
                Services                           32.7             32.8
                                                   ----             ----

           Total Gross Profit                      13.1             13.8

           Selling, general and
              administrative expenses              12.9             13.6
                                                   ----             ----
           Income from operations                   0.2              0.2

           Interest and other income, net           0.2              0.1
                                                    ---              ---
           Income before income taxes               0.4              0.3

           Provision for income taxes               0.2              0.1
                                                    ---              ---
           Net income                               0.2%             0.2%
                                                    ===              ===


Three Months Ended October 31, 2002 Compared with Three Months Ended October 31, 2001

     Revenue. Revenue increased by $6.7 million or 11% to $68.3 million for the three months ended October 31, 2002 from $61.6 million for the three months ended October 31, 2001. Revenue from the sale of products increased by $5.8 million or 10% while revenue from service offerings increased by $0.9 million or 33%. The increase in product revenue is primarily a result of increased sales of display monitors, primarily large screen flat panel displays, by our Electrograph subsidiary. The increase in service revenue is primarily attributable to the Company's acquisition of e.Track in November 2001 as well as the Company's continued focus on growing its sales of services and solutions to its customers.

     Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds related to volume purchases provided by manufacturers. All other operating costs are included in selling, general and administrative expenses, offset in part by certain market development funds provided by manufacturers. Gross profit increased by $470,000 or 6%, from $8.5 million for the three months ended October 31, 2001 to $9.0 million for the three months ended October 31, 2002 while as a percentage of revenue, gross profit decreased from 13.8% for the three months ended October 31, 2001 to 13.1% for the three months ended October 31, 2002. Gross profit from product sales increased by $186,000 or 2% while gross profit from service offerings increased by $284,000 or 32%. As a percentage of revenue, gross profit from the sale of products decreased from 12.9% for the three months ended October 31, 2001 to 12.0% for the three months ended October 31, 2002 primarily as a result of increased sales of lower margin products as well as decreased volume rebates received from manufacturers. As a percentage of revenue, gross profit from the sale of services declined from 32.8% for the three months ended October 31, 2001 to 32.7% for the three months ended October 31, 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $445,000, or 5% from $8.4 million for the three months ended October 31, 2001 to $8.8 million for the three months ended
October  31,  2002.  The  increase is  principally  due to  increased  telephone expenses of approximately $100,000 and increased advertising costs of approximately $320,000, primarily as a result of decreased market development activities, such as training, advertising and other pre-approved market development activities, received from manufacturers for the three months ended October 31, 2002 as compared to October 31, 2001. As a percentage of revenue, selling, general and administrative expenses decreased from 13.6% for the three months ended October 31, 2001 to 12.9% million for the three months ended October 31, 2002.

     Interest and Other Income, net. Interest and other income, net, increased by $65,000 from $75,000 for the three months ended October 31, 2001 to $140,000 for the three months ended October 31, 2002 primarily as a result of the Company's receipt of insurance proceeds in the amount of $113,000 in the three months ended October 31, 2002 partially offset by lower cash balances available for investment and lower interest rates available in the marketplace.

     Provision for income taxes. Our effective tax rate was 40.2% for the three months ended October 31, 2002 and October 31, 2001.

Liquidity and Capital Resources

     Our primary sources of cash and cash equivalents have been internally generated working capital from profitable operations. The Company's working capital at October 31, 2002 and July 31, 2002 was approximately $30.9 million and $30.1 million, respectively.

     Operations for the three months ended October 31, 2002 and 2001, after adding back non-cash items, provided cash of approximately $847,000 and $903,000, respectively. During such periods, other changes in working capital used cash of approximately $977,000 and $4.7 million, respectively, resulting in cash being used in operating activities of approximately $130,000 and $3.8 million, respectively. Our accounts receivable and accounts payable balances, as well as our investment in inventory, can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date.

     Investment activities for the three months ended October 31, 2002 and 2001 used cash of approximately $188,000 and $1.8 million, respectively. For the three months ended October 31, 2002 this amount consisted solely of additions to property and equipment. For the three months ended October 31, 2001 these amounts included additions to property and equipment of approximately $343,000 and the payment for an acquisition, net of cash acquired, of approximately $1.5 million.

     Financing activities did not provide or use any cash for the three months ended October 31, 2002. For the three months ended October 31, 2001 financing activities used cash of approximately $476,000. This amount consisted solely of net repayments of bank loans and other debt.

     We have available a line of credit with a financial institution in the aggregate amount of $15.0 million. At October 31, 2002, no amounts were outstanding under this line.

     We believe that our current balances in cash and cash equivalents, expected cash flows from operations and available borrowings under the line of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 2003 which ends on July 31, 2003. We currently have no material commitments for capital expenditures, other than operating leases that the Company has committed to for its facilities and certain tangible property. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory, the purchase of equipment, expansion of facilities, as well as the possible opening of new offices, potential acquisitions and expansion of the Company's service and e-commerce capabilities. In addition, there are no transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect liquidity or the availability of, or requirements for, capital resources.

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

Market Risk Disclosure

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

ITEM 4.  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this report, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company's disclosure controls and procedures were effective, in all material respects, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) and to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There have been no significant changes in the Company's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports

(a)      Exhibits
         --------

         10.19 - Fourth Amendment to $15,000,000 Revolving Credit Facility Agreement dated July 30, 2002 between Registrant and Citibank, as Agent.

          99.1 - Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 - Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K
        -------------------

1. Form 8-K filed August 7, 2002 disclosing Press Release dated August 7, 2002 announcing the appointment of the registrant's new Chief Financial Officer.

2. Form 8-K filed August 8, 2002 disclosing Press Release dated August 8, 2002 correcting a misstatement in the Press Release dated August 7, 2002 as to the effectiveness date of the registrant's new Chief Financial Officer.

3. Form 8-K filed September 9, 2002 disclosing Press Release dated September 5, 2002 announcing that the registrant's Board of Directors authorized the registrant to buy back up to $1 million of its common stock.

4. Form 8-K filed October 1, 2002 disclosing Press Release dated September 27, 2002 reporting earnings for the fourth quarter and fiscal year ended July 31, 2002.

5. Form 8-K filed October 28, 2002 reporting events under Item 9 - Regulation FD Disclosure disclosing the certification of the registrant's Chief Executive Officer and Chief Financial Officer of the registrant's Annual Report on Form 10-K for the year ended July 31, 2002 filed with the Securities and Exchange Commission on October 28, 2002.

                          MANCHESTER TECHNOLOGIES, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       MANCHESTER TECHNOLOGIES, INC.
                                       (Registrant)


DATE:   December 12, 2002              /S/ Barry R. Steinberg
                                        ----------------------
                                       Barry R. Steinberg
                                       President and Chief Executive Officer



DATE:   December 12, 2002              /S/ Elan Yaish
                                       --------------

                                       Elan Yaish
                                       Chief Financial Officer and
                                       Assistant Secretary

                                  CERTIFICATION

I, Barry R. Steinberg, President and Chief Executive Officer of Manchester Technologies, Inc, certify that:

1.   I  have  reviewed  the   quarterly   report  on  Form  10-Q  of  Manchester
     Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/S/ Barry R. Steinberg
----------------------
Barry Steinberg
Chief Executive Officer

                                  CERTIFICATION

I, Elan Yaish, Chief Financial Officer of Manchester Technologies, Inc, certify that:

1.   I  have  reviewed  the   quarterly   report  on  Form  10-Q  of  Manchester
     Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002

/S/      Elan Yaish
-------------------
Elan Yaish
Chief Financial Officer