Form 10-Q
period 2003-01-31
MANCHESTER TECHNOLOGIES INC
filed 2003-03-11
CIK 1023876

25


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 For the quarterly period ended January 31, 2003

                                       or

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

                                                       [X] Yes [ ] No

As of March 5, 2003 there were 7,990,215 outstanding shares of the registrant's Common Stock.

                 MANCHESTER TECHNOLOGIES, INC. AND SUBSIDIARIES



                                Table of Contents

PART I.     FINANCIAL INFORMATION                                          Page

Item 1.     Condensed Consolidated Balance Sheets as of
               January 31, 2003  (unaudited) and July 31, 2002                3

            Condensed Consolidated Statements of Operations for the
               Three Months  and Six Months Ended
               January 31, 2003 and 2002 (unaudited)                          4

            Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended January 31, 2003 and 2002 (unaudited)         5

            Notes to Unaudited Condensed Consolidated Financial Statements    6

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       18

Item 4.     Controls and Procedures                                          19


PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders              20


Item 6.     Exhibits and Reports                                             20

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

                 Manchester Technologies, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                              January 31, 2003        July 31, 2002
                                                                  (Unaudited)
                                                                  -----------         -----------
Assets
Current assets:
  Cash and cash equivalents                                             $13,271        $8,963
  Accounts receivable, net                                               34,507        32,561
  Inventory                                                              13,072        11,165
  Deferred income taxes                                                     403           403
  Prepaid income taxes                                                      709           426
  Prepaid expenses and other current assets                                 712           526
                                                                            ---           ---

         Total current assets                                            62,674        54,044

Property and equipment, net                                               6,343         7,012
Goodwill, net                                                             8,311         8,311
Deferred income taxes                                                       803           803
Other assets                                                                219           491
                                                                            ---           ---

Total assets                                                            $78,350       $70,661
                                                                        =======       =======

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses                                 $31,047       $23,078
  Deferred service contract revenue                                         555           868
                                                                            ---           ---

         Total current liabilities                                       31,602        23,946

Deferred compensation payable                                               203           203
                                                                            ---           ---

         Total liabilities                                               31,805        24,149
                                                                         ------        ------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000  shares
  authorized, none issued                                                     -             -
  Common stock, $.01 par value; 25,000  shares authorized,
     7,990 and 7,990   issued and outstanding                                80            80
  Additional paid-in capital                                             18,942        18,942
  Deferred compensation                                                     (23)          (23)
  Retained earnings                                                      27,546        27,513
                                                                         ------        ------

         Total shareholders' equity                                      46,545        46,512
                                                                         ------        ------

         Total liabilities and shareholders' equity                     $78,350       $70,661
                                                                        =======       =======

See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                         Three months ended January 31,       Six months ended  January 31,
                                            2003             2002               2003                 2002
                                            ----             ----               ----                 ----
Revenue
       Products                             $74,283       $65,287               $138,998            $124,159
       Services                               6,259         2,812                  9,829               5,506
                                              -----         -----                  -----               -----
                                             80,542        68,099                148,827             129,665
                                             ------        ------                -------             -------

Cost of revenue
       Products                              66,979        55,818                123,897             107,079
       Services                               5,088         2,214                  7,491               4,025
                                              -----         -----                  -----               -----
                                             72,067        58,032                131,388             111,104
                                             ------        ------                -------             -------

       Gross profit                           8,475        10,067                 17,439              18,561

Selling, general and
    administrative expenses                   8,711         9,394                 17,551              17,789
                                              -----         -----                 ------              ------

       Income (loss) from operations           (236)          673                   (112)                772

Interest and other income, net                   28            47                    168                 122
                                                 --            --                    ---                 ---

       Income (loss) before income taxes       (208)          720                     56                 894

Income tax provision (benefit)                  (83)          287                     23                 357
                                                ---           ---                     --                 ---

       Net income (loss)                    $  (125)      $   433                $    33            $    537
                                            =======       =======                =======            ========

Net income (loss) per share
   Basic                                   $  (0.02)      $  0.05                $  0.00            $   0.07
                                           ========       =======                =======            ========
   Diluted                                 $  (0.02)      $  0.05                $  0.00            $   0.07
                                           ========       =======                =======            ========

Weighted average
  shares outstanding
    Basic                                     7,990         7,990                  7,990               7,990
                                              =====         =====                  =====               =====
    Diluted                                   7,990         7,991                  7,991               7,990
                                              =====         =====                  =====               =====






See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                          Six months ended
                                                                                  January 31,       January 31,
                                                                                   2003                 2002
                                                                                   ----                 ----


Cash flows from operating activities:
   Net cash from operations after adjustment for non-cash items                   $ 1,132               $ 1,731
      Changes in assets and liabilities (net of effects of acquisitions):
        Accounts receivable                                                        (1,987)               (4,355)
        Inventory                                                                  (1,907)               (5,069)
        Prepaid income taxes                                                         (283)                  (66)
        Prepaid expenses and other current assets                                    (186)                 (228)
        Other assets                                                                  272                   (35)
        Accounts payable and accrued expenses                                       7,969                 6,504
        Deferred service contract revenue                                            (313)                 (255)
                                                                                     ----                  ----

           Net cash  provided by (used in) operating activities                     4,697                (1,773)
                                                                                    -----                ------

Cash flows from investing activities:
      Capital expenditures                                                           (389)                 (990)
      Payment for acquisitions, net of cash acquired                                    -                (1,613)
                                                                                      ---                ------

           Net cash used in investing activities                                     (389)               (2,603)
                                                                                     ----                ------

Cash flows from financing activities:
      Payments on notes payable - bank                                                  -                  (515)
      Payments on notes payable - other                                                 -                   (43)
                                                                                      ---                   ---

           Net cash used in financing activities                                        -                  (558)
                                                                                      ---                  ----

Net increase (decrease) in cash and cash equivalents                                4,308                (4,934)

Cash and cash equivalents at beginning of period                                    8,963                14,493
                                                                                    -----                ------
Cash and cash equivalents at end of period                                        $13,271               $ 9,559
                                                                                  =======               =======



See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements


 1.    Organization and Basis of Presentation

     Manchester Technologies, Inc. ("Manchester," "we," "us," or "the Company"), is a single-source solutions provider specializing in hardware and software procurement, custom networking, storage, display technology and enterprise and Internet solutions. The Company offers its customers single-source solutions customized to their information systems needs by integrating its analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. The Company operates in a single segment.

     Sales of hardware, software and networking products comprise the majority of the Company's revenues. The Company has entered into agreements with certain suppliers and manufacturers that may provide the Company favorable pricing and price protection in the event the vendor reduces its prices.

     The accompanying financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, for the annual period ended July 31, 2002. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six month periods ended January 31, 2003 are not necessarily indicative of the results to be expected for future interim periods or the entire year.

2.        Net Income (Loss) Per Share

     Basic net income  (loss) per share has been computed by dividing net income
(loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Stock options representing 847,000 and 916,000 shares for the three months ended January 31, 2003 and 2002, respectively, and 781,000 and 925,000 shares for the six months ended January 31, 2003 and 2002, respectively, have been excluded from the calculation of diluted net income (loss) per share as they are antidilutive. The following table reconciles the denominators of the basic and diluted per share computations. For each period, the numerator is the net income (loss) as reported.

                             Three months ended January 31,                  Six months ended January 31,
                                2003               2002                      2003                   2002
                                ----               ----                      ----                   ----
                                   Per share              Per share                 Per share             Per share
                   Shares           amount      Shares    amount        Shares      amount       Shares   amount
                   ------           ------      ------    ------        ------      ------       ------   ------
                                                        (shares in thousands)

         Basic           7,990     $(0.02)       7,990      $0.05        7,990        $0.00        7,990    $0.07
                                    ======                  =====                     =====                 =====
         Effect of
          dilutive
           options           -                       1                       1                         -
                                                  ----                     ---                       ---


         Diluted         7,990      $(0.02)      7,991      $0.05        7,991        $0.00        7,990    $0.07
                         =====      ======       =====      =====        =====        =====        =====    =====


                 Manchester Technologies, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements


3.    Acquisitions

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

     Operating results of Donovan are included in the condensed consolidated statements of operations from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $497,000 and $869,000, respectively. The excess of the aggregate purchase price over the estimated fair value of the tangible net assets acquired was approximately $1,872,000. The factors that contributed to the determination of the purchase price and the resulting goodwill include the significant growth expected in this area due to the combination of the Company's long history of strong customer relationships, financial strength and stability coupled with Donovan's product offerings and highly skilled technical staff. The $1,872,000 has not been amortized; however, it is subject to impairment testing in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

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

     Operating results of e.Track are included in the condensed consolidated statements of operations from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $116,000 and $192,000 respectively. The excess of aggregate purchase price over the estimated fair value of the tangible net assets acquired was $291,000. The factors that contributed to the determination of the purchase price and the resulting goodwill include the expectation that the combination of e.Track's highly skilled technical staff, coupled with the Company's financial strength and customer base, will result in significant growth at e.Track going forward. The $291,000 has not been amortized; however, it is subject to impairment testing in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

     The presentation of supplemental pro forma financial information is deemed immaterial.

                 Manchester Technologies, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," while retaining the fundamental recognition and measurement provisions of that statement. SFAS 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off to be considered held and used until it is disposed of. However, SFAS 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS 144 retains the provisions of SFAS No. 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. SFAS 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001. The Company has adopted the provisions of SFAS 144 as of August 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's condensed consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections" ("SFAS 145"). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements by rescinding Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Additionally, the Statement requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company has adopted the provisions of SFAS 145 as of August 1, 2002. The adoption of SFAS 145 did not have a material impact on the Company's condensed consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company has adopted the provisions of SFAS 146 as of January 1, 2003. The adoption of SFAS 146 did not have a material impact on the Company's condensed consolidated financial statements.

     In November 2002, the FASB issued FASB interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effectrive for any guarantees that are issued or modified after December 31, 2002. Management does not expect the adoption of FIN 45 to have a material impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Compensation-Transition and Disclosure-an amendment of FAS 123" ("SFAS 148"). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for interim periods beginning after December 15, 2002. Accordingly, the Company will adopt the disclosure requirements of SFAS 148 for the quarter ended April 30, 2003.

ITEM 2. -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND
           RESULTS OF OPERATIONS

Forward Looking Statements

     The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and with the Company's annual report on Form 10-K for the year ended July 31, 2002. The following discussion contains certain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Forward looking statements are generally identifiable by the use of the words "believes," "intends," "expects," "will," "plans," "anticipates," or similar expressions. Forward looking statements are not historical facts, are based on the Company's beliefs and expectations as of the date of this report, and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in those forward-looking statements. These risks and uncertainties include, but are not limited to those set forth below and the risk factors described in the Company's Annual Report on Form 10-K for the year ended July 31, 2002, and those set forth in the Company's other filings from time to time with the Securities and Exchange Commission.

General

     We are an integrator and reseller of computer hardware, software and networking products, primarily for commercial customers, and a distributor of display technology solutions and plasma display monitors primarily to dealers and system integrators. We offer our customers single-source solutions, customized to their information systems needs, by integrating analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. To date, most of our revenues have been derived from product sales. We generally do not develop or sell software products. However, certain computer hardware products sold by us are loaded with prepackaged software products.

Certain Trends and Uncertainties

     The computer industry is characterized by a number of potentially adverse business conditions, including pricing pressures, evolving distribution channels, market consolidation and a decline in the rate of growth in sales of personal computers. Heightened price competition among various hardware manufacturers may result in reduced per unit revenue and declining gross profit margins. As a result of the intense price competition within our industry, we have experienced, and expect to continue experiencing, increasing pressure on our gross profit and operating margins with respect to our sale of products. Our inability to compete successfully on the pricing of products sold, or a continuing decline in gross margins on products sold due to adverse industry conditions or competition, may have a material adverse effect on our business, financial condition and results of operations.

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

     Geographic Considerations. On September 11, 2001, the World Trade Center in New York City and the Pentagon in Washington, D.C. were the subjects of terrorist attacks. A significant part of our business is generated from our New York City and Baltimore/Washington, D.C. offices. We cannot predict the impact that potential future attacks may have on our business, results of operations and financial condition. In addition, given the concentration of our business in these geographic areas, our business could be materially affected by economic conditions and other significant events in the New York City and Baltimore/Washington, D.C. areas.

     Management of Growth. Our strategy, encompassing the expansion of service offerings, the expansion of existing offices and the establishment of new regional offices, has challenged and will continue to challenge our senior management and infrastructure. We cannot predict our ability to respond to these challenges. If we fail to effectively manage our planned growth, there may be a material adverse effect on our business, results of operations and financial condition.

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

     Competition. The computer industry is characterized by intense competition. We directly compete with local, regional and national systems integrators, value-added resellers and distributors as well as with certain computer manufacturers that market through direct sales forces and/or the Internet. The computer industry has recently experienced a significant amount of consolidation through mergers and acquisitions, and manufacturers of personal computers may increase competition by offering a range of services in addition to their current product and service offerings. In the future, we may face further competition from new market entrants and possible alliances between existing competitors. Moreover, certain suppliers and manufacturers have been, and additional suppliers and manufacturers may choose, to market products directly to end users through a direct sales force and/or the Internet rather than or in addition to channel distribution, and may also choose to market services directly to end users. Some of our competitors have or may have, greater financial, marketing and other resources, and may offer a broader range of products and services, than us. As a result, they may be able to respond more quickly to new or emerging technologies or changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing or devote greater resources to the promotion of their products and services. We may not be able to compete successfully in the future with these or other current or potential competitors.

     Vendor Relationships and Product Availability. Our business is dependent upon our relationships with major manufacturers and distributors in the computer industry. Many aspects of our business are affected by our relationships with major manufacturers, including product availability, pricing and related terms, and reseller authorizations. The increasing demand for display technology solutions and ancillary equipment has resulted in significant product shortages from time to time, because manufacturers have been unable to produce sufficient quantities of certain products to meet demand. In addition, many manufacturers have adopted "just in time" manufacturing principles that can reduce the immediate availability of a wide range of products at any one time. We cannot predict that manufacturers will maintain an adequate supply of these products to satisfy all the orders of our customers or that, during periods of increased demand, manufacturers will provide products to us, even if available, or at discounts previously offered to us. In addition, we cannot assure you that the pricing and related terms offered by major manufacturers will not adversely change in the future. Our failure to obtain an adequate supply of products, the loss of a major manufacturer, the deterioration of our relationship with a major manufacturer or our inability in the future to develop new relationships with other manufacturers may have a material adverse effect on our business, financial condition and results of operations. On May 3, 2002, the Hewlett-Packard Company and Compaq Computer Corporation merged. Manchester sold the products of both companies and we believe that we had strong relationships with both companies and continue to have a strong relationship with the merged company. While we do not believe that there will be a material adverse effect on our business, financial condition and results of operations as a result of this merger, there can be no assurance that such a material adverse effect will not occur.

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

     As a result of the rapid changes that are taking place in computer, networking and display technologies, product life cycles are short. Accordingly, our product offerings change constantly. Prices of products change, with generally higher prices early in the life cycle of the product and lower prices near the end of the product's life cycle. The computer industry has experienced rapid declines in average selling prices of personal computers and peripherals. In some instances, we have been able to offset these price declines with increases in units shipped. There can be no assurance that average selling prices will not continue to decline or that we will be able to offset declines in average selling prices with increases in units shipped.

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

     Operating results of Donovan are included in the condensed consolidated statements of operations from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $497,000 and $869,000, respectively. The excess of the aggregate purchase price over the estimated fair value of the tangible net assets acquired was approximately $1,872,000. The factors that contributed to the determination of the purchase price and the resulting goodwill include the significant growth expected in this area due to the combination of the Company's long history of strong customer relationships, financial strength and stability coupled with Donovan's product offerings and highly skilled technical staff. The $1,872,000 has not been amortized; however, it is subject to impairment testing in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

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

     Operating results of e.Track are included in the condensed consolidated statements of operations from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $116,000 and $192,000, respectively. The excess of aggregate purchase price over the estimated fair value of the tangible net assets acquired was $291,000. The factors that contributed to the determination of the purchase price and the resulting goodwill include the expectation that the combination of e.Track's highly skilled technical staff, coupled with the Company's financial strength and customer base, will result in significant growth at e.Track going forward. The $291,000 has not been amortized; however, it is subject to impairment testing in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

Critical Accounting Policies

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, encourages all registrants, including the Company, to include a discussion of "critical" accounting policies or methods used in the preparation of financial statements. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended July 31, 2002 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, and goodwill impairments. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the condensed consolidated financial statements.

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

      Results of Operations

     The following table sets forth, for the periods indicated, information derived from the Company's condensed consolidated statements of operations expressed as a percentage of related revenue or total revenue.


                                                                                    Percentage of Revenue
                                                                   Three Months Ended             Six Months Ended
                                                                         January 31,                   January 31,
                                                                         -----------                   -----------
                                                                     2003             2002          2003         2002
                                                                     ----             ----          ----         ----
           Revenue
                Product sales                                        92.2%            95.9%       93.4%          95.8%
                Services                                              7.8              4.1         6.6            4.2
                                                                      ---              ---         ---            ---
           Total revenue                                            100.0            100.0       100.0          100.0
                                                                    -----            -----       -----          -----

           Cost of revenue
               Products                                              90.2             85.5        89.1           86.2
               Services                                              81.3             78.7        76.2           73.1
                                                                     ----             ----        ----           ----

           Total cost of revenue                                     89.5             85.2        88.3           85.7
                                                                     ----             ----        ----           ----

           Gross profit
               Products                                               9.8             14.5        10.9           13.8
               Services                                              18.7             21.3        23.8           26.9
                                                                     ----             ----        ----           ----

           Total gross profit                                        10.5             14.8        11.7           14.3

           Selling, general and
              administrative expenses                                10.8             13.8        11.8           13.7
                                                                     ----             ----        ----           ----

           Income (loss) from operations                             (0.3)             1.0        (0.1)           0.6

           Interest and other income, net                             0.0              0.0         0.1            0.1
                                                                      ---              ---         ---            ---

           Income (loss) before income taxes                         (0.3)             1.0         0.0            0.7

           Income tax provision (benefit)                            (0.1)             0.4         0.0            0.3
                                                                     ----              ---         ---            ---

           Net income (loss)                                         (0.2)%            0.6%        0.0%           0.4%
                                                                     ====              ===         ===            ===


Three Months Ended January 31, 2003 Compared with Three Months Ended January 31, 2002

     Revenue. Revenue increased by $12.4 million or 18% to $80.5 million for the three months ended January 31, 2003 from $68.1 million for the three months ended January 31, 2002. Revenue from the sale of products increased by $9.0 million or 14% while revenue from service offerings increased by $3.4 million or 123%. The increase in product revenue is primarily a result of increased sales of display monitors, primarily large screen flat panel displays, by our Electrograph subsidiary and increased shipments of computers and peripherals somewhat offset by lower per unit prices. The increase in service revenue is primarily attributable to the Company's continued focus on growing its sales of services and solutions to its existing customer base and to new customers.

     Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds related to volume purchases provided by manufacturers. All other operating costs are included in selling, general and administrative expenses, offset in part by certain market development funds provided by manufacturers. Gross profit decreased by $1.6 million or 16%, from $10.1 million for the three months ended January 31, 2002 to $8.5 million for the three months ended January 31, 2003 and as a percentage of revenue, gross profit decreased from 14.8% for the three months ended January 31, 2002 to 10.5% for the three months ended January 31, 2003. Gross profit from product sales decreased by $2.2 million or 23% while gross profit from service offerings increased by $573,000 or 96%. As a percentage of revenue, gross profit from the sale of products decreased from 14.5% for the three months ended January 31, 2002 to 9.8% for the three months ended January 31, 2003 primarily due to increased competition and pricing pressure as well as the current economic and market forces affecting our industry. In addition, the amount of special product opportunities received from manufacturers and vendors of which the Company is generally able to take advantage decreased during the three months ended January 31, 2003 as compared to the three months ended January 31, 2002. As a percentage of revenue, gross profit from the sale of services declined from 21.3% for the three months ended January 31, 2002 to 18.7% for the three months ended January 31, 2003 as a result of increased sales of lower margin services.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $683,000, or 7% from $9.4 million for the three months ended January 31, 2002 to $8.7 million for the three months ended January 31, 2003. The decrease is principally due to a decrease in salaries and personnel costs in the amount of approximately $520,000 reflecting the cost reduction measures instituted by the Company, decreased sales commissions of approximately $160,000 due to the lower gross margins earned on revenues, decreased travel and entertainment and automobile expenses of approximately $100,000 and lower promotional expenses of approximately $90,000. These decreases were partially offset by increased telephone expenses of approximately $100,000 and increased advertising costs of approximately $80,000, primarily as a result of decreased market development activities, such as training, advertising and other pre-approved market development activities, received from manufacturers. As a percentage of revenue, selling, general and administrative expenses decreased from 13.8% for the three months ended January 31, 2002 to 10.8% for the three months ended January 31, 2003.

     Interest and Other Income, net. Interest and other income, net, decreased by $19,000 from $47,000 for the three months ended January 31, 2002 to $28,000 for the three months ended January 31, 2003 primarily as a result of lower interest rates available in the marketplace.

     Income Tax Provision (Benefit). Our effective tax rate was 39.9% for the three months ended January 31, 2003 and January 31, 2002.

Six Months Ended January 31, 2003 Compared to Six Months Ended January 31, 2002

     Revenue. Revenue increased by $19.2 million or 15% to $148.8 million for the six months ended January 31, 2003 from $129.7 million for the six months ended January 31, 2002. Revenue from the sale of products increased by $14.8 million or 12% while revenue from service offerings increased by $4.3 million or 79%. The increase in product revenue is primarily a result of increased sales of display monitors, primarily large screen flat panel displays, by our
Electrograph subsidiary as well as increased shipments of computers and peripherals offset by lower per unit prices. The increase in service revenue is primarily attributable to the Company's continued focus on growing its sales of services and solutions to its existing customer base and to new customers.

     Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds related to volume purchases provided by manufacturers. All other operating costs are included in selling, general and administrative expenses, offset in part by certain market development funds provided by manufacturers. Gross profit decreased by $1.1 million or 6%, from $18.6 million for the six months ended January 31, 2002 to $17.4 million for the six months ended January 31, 2003 and as a percentage of revenue, gross profit decreased from 14.3% for the six months ended January 31, 2002 to 11.7% for the six months ended January 31, 2003. Gross profit from product sales decreased by $2.0 million or 12% while gross profit from service offerings increased by $857,000 or 58%. As a percentage of revenue, gross profit from the sale of products decreased from 13.8% for the six months ended January 31, 2002 to 10.9% for the six months ended January 31, 2003 primarily due to increased competition and pricing pressure as well as the current economic and market forces affecting our industry. As a percentage of revenue, gross profit from the sale of services declined from 26.9% for the six months ended January 31, 2002 to 23.8% for the six months ended January 31, 2003 as a result of increased sales of lower margin services.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $238,000, or 1% from $17.8 million for the six months ended January 31, 2002 to $17.6 million for the six months ended January 31, 2003. The decrease is principally due to a decrease in salaries and personnel costs in the amount of approximately $410,000 reflecting the cost reduction measures instituted by the Company, decreased sales commissions of approximately $350,000 due to the lower gross margins earned on revenues, and lower promotional expenses of approximately $128,000. These decreases were partially offset by increased telephone expenses of approximately $200,000 and increased advertising costs of approximately $400,000, primarily as a result of decreased market development activities, such as training, advertising and other pre-approved market development activities, received from manufacturers. As a percentage of revenue, selling, general and administrative expenses decreased from 13.7% for the six months ended January 31, 2002 to 11.8% for the six months ended January 31, 2003.

     Interest and Other Income, net. Interest and other income, net, increased by $46,000 from $122,000 for the six months ended January 31, 2002 to $168,000 for the six months ended January 31, 2003 primarily as a result of the Company's receipt of insurance proceeds in the amount of $113,000 in the six months ended January 31, 2003 partially offset by lower interest rates available in the marketplace.

     Income Tax Provision (Benefit). Our effective tax rate was 41.1% and 39.9% for the six months ended January 31, 2003 and January 31, 2002, respectively.

Liquidity and Capital Resources

     Our primary sources of cash and cash equivalents have been internally generated working capital from profitable operations. The Company's working capital at January 31, 2003 and July 31, 2002 was approximately $31.1 million and $30.1 million, respectively.

     Operations for the six months ended January 31, 2003 and 2002, after adding back non-cash items, provided cash of approximately $1.1 million and $1.7 million, respectively. During such periods, other changes in working capital provided (used) cash of approximately $3.6 million and $(3.5) million, respectively, resulting in cash being provided by (used in) operating activities of approximately $4.7 million and $(1.8) million, respectively. Our accounts receivable and accounts payable balances, as well as our investment in inventory, can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date.

     Investing activities for the six months ended January 31, 2003 and 2002 used cash of approximately $389,000 and $2.6 million, respectively. For the six months ended January 31, 2003 this amount consisted solely of additions to property and equipment. For the six months ended January 31, 2002 these amounts included additions to property and equipment of approximately $1.0 million and the payment for acquisitions, net of cash acquired, of approximately $1.6 million.

     Financing activities did not provide or use any cash for the six months ended January 31, 2003. For the six months ended January 31, 2002 financing activities used cash of approximately $550,000. This amount consisted solely of net repayments of bank loans and other debt in connection with the acquisitions in fiscal 2002.

     We have available a line of credit with a financial institution in the aggregate amount of $15.0 million. At January 31, 2003, no amounts were outstanding under this line.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Shareholders held on January 22, 2003, the following proposals were adopted by the margins indicated:

(1)  Elect  seven   Directors  to  serve  until  the  2004  Annual   Meeting  of
     Shareholders;

                                                                                             Broker
             Nominee                        For            Withheld         Abstain         Non-votes
             -------                        ---            --------         -------         ---------
          Barry R. Steinberg             7,821,110             99,660           0              0
          Joel G. Stemple                7,821,110             99,660           0              0
          Joel Rothlein                  7,821,110             99,660           0              0
          Bert Rudofsky                  7,821,110             99,660           0              0
          Michael E. Russell             7,821,110             99,660           0              0
          Julian Sandler                 7,821,110             99,660           0              0
          Robert J. Valentine            7,821,110             99,660           0              0


(2) Vote on the ratification of the reappointment of KPMG LLP as independent auditors of the Company for the year ending July 31, 2003.

                                                                                    Broker
                           For              Against           Abstain              Non-votes
                           ---              -------           -------              ---------
                          7,851,610         69,160               0                     0

     No other items were voted on at the Annual Meeting of Shareholders or during the quarter ended January 31, 2003.

Item 6. Exhibits and Reports

(a)      Exhibits
         --------

          99.1 - Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 - Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

1. Form 8-K filed December 6, 2002 disclosing Press Release dated December 6, 2002 reporting earnings for the first quarter ended October 31, 2002.

2. Form 8-K filed February 3, 2003 disclosing Press Release dated January 31, 2003 announcing the appointment of Seth Collins to the position of Vice President of Operations and Elan Yaish to the position of Vice President of Finance.

                          MANCHESTER TECHNOLOGIES, INC.

Signatures Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          MANCHESTER TECHNOLOGIES., INC.
                                          (Registrant)


DATE:   March 11, 2003                    /S/ Barry R. Steinberg
                                          -----------------------
                                           Barry R. Steinberg
                                           President and Chief Executive Officer



DATE:   March 11, 2003                   /S/ Elan Yaish
                                         ---------------
                                         Elan Yaish
                                         Vice President Finance, Chief Financial
                                         Officer and Assistant Secretary

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

Date: March 11, 2003

/S/      Barry R. Steinberg
---------------------------
Barry Steinberg
Chief Executive Officer

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

Date: March 11, 2003

/S/      Elan Yaish
-------------------
Elan Yaish
Chief Financial Officer