Form 10-Q
period 2003-04-30
MANCHESTER TECHNOLOGIES INC
filed 2003-06-16
CIK 1023876

27


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended April 30, 2003

                                       or

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

                                 [X] Yes [ ] No

As June 5, 2003 there were 7,990,215 outstanding shares of the registrant's Common Stock.

                 MANCHESTER TECHNOLOGIES, INC. AND SUBSIDIARIES



                                Table of Contents

PART I.            FINANCIAL INFORMATION                                   Page
-------            ---------------------                                   ----

Item 1.       Condensed Consolidated Balance Sheets as of
                 April 30, 2003  (unaudited) and July 31, 2002                3

              Condensed Consolidated Statements of Operations for the
                 Three Months and Nine Months Ended
                 April 30, 2003 and 2002 (unaudited)                          4

              Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended April 30, 2003 and 2002 (unaudited)       5

              Notes to Unaudited Condensed Consolidated Financial Statements  6

Item 2.       Management's  Discussion and Analysis of Financial Condition
               and Results of Operations                                     11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk     21

Item 4.       Controls and Procedures                                        21


PART II.      OTHER INFORMATION



Item 6.       Exhibits and Reports                                           22

PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

                 Manchester Technologies, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                April 30, 2003      July 31, 2002
                                                                                      (Unaudited)
                                                                 -----------          -----------
Assets
Current Assets:
  Cash and cash equivalents                                      $10,850               $ 8,963
  Accounts receivable, net                                        29,314                32,561
  Inventory                                                       14,795                11,165
  Deferred income taxes                                              403                   403
  Prepaid income taxes                                               720                   426
  Prepaid expenses and other current assets                          851                   526
                                                                  ------              --------

       Total current assets                                       56,933                54,044

Property and equipment, net                                       14,528                 7,012
Goodwill, net                                                      8,311                 8,311
Deferred income taxes                                                803                   803
Other assets                                                         144                   491
                                                                  ------               -------

       Total assets                                              $80,719               $70,661
                                                                  ======                ======

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses                          $25,156               $23,078
  Deferred service contract revenue                                  605                   868
  Current portion of capital lease obligations                       204                     -
                                                                  ------                 -----

         Total current liabilities                                25,965                23,946

Deferred compensation payable                                        203                   203
Capital lease obligations, net of current portion                  7,980                     -
                                                                --------                 -----

         Total liabilities                                        34,148                24,149
                                                                  ------                ------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000  shares authorized,
   none issued                                                         -                     -
  Common stock, $.01 par value; 25,000  shares authorized,
     7,990 and 7,990  issued and outstanding                          80                    80
  Additional paid-in capital                                      18,942                18,942
  Deferred compensation                                              (23)                  (23)
  Retained earnings                                               27,572                27,513
                                                                  ------                ------

         Total shareholders' equity                               46,571                46,512
                                                                  ------                ------

         Total liabilities and shareholders' equity              $80,719               $70,661
                                                                  ======                ======


See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                             Three months ended April 30,                   Nine months ended April 30,
                                                2003             2002                        2003               2002
                                                ----             ----                        ----               ----

Revenue
       Products                                    $60,083        $61,678                  $199,081            $185,837
       Services                                      3,861          3,453                    13,690               8,959
                                                     -----          -----                    ------               -----
                                                    63,944         65,131                   212,771             194,796
                                                    ------         ------                   -------             -------

Cost of revenue
       Products                                     53,703         53,391                   177,600             160,470
       Services                                      2,968          2,699                    10,459               6,724
                                                     -----          -----                    ------               -----

                                                    56,671         56,090                   188,059             167,194
                                                    ------         ------                   -------             -------

       Gross profit                                  7,273          9,041                    24,712              27,602


Selling, general and
    administrative expenses                          7,208          8,480                    24,759              26,269
                                                     -----          -----                    ------              ------
       Income  (loss) from operations                   65            561                       (47)              1,333

Interest and other income (expense), net               (22)            40                       146                 162
                                                       ---             --                       ---                 ---

       Income before income taxes                       43            601                        99               1,495

Income tax provision                                    17            237                        40                 594
                                                        --            ---                        --                 ---
Net income                                             $26           $364                       $59                $901
                                                        ==            ===                        ==                 ===

Net income per share
   Basic                                             $0.00          $0.05                     $0.01               $0.11
                                                      ====           ====                      ====                ====

   Diluted                                           $0.00          $0.05                     $0.01               $0.11
                                                      ====           ====                      ====                 ====

Weighted average
  shares outstanding

  Basic                                              7,990          7,990                     7,990               7,990
                                                     =====          =====                     =====               =====
  Diluted                                            7,990          7,992                     7,990               7,991
                                                     =====          =====                     =====               =====




See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                    Nine months ended
                                                                                           April 30,              April 30,
                                                                                             2003                   2002
                                                                                             ----                   ----




Cash flows from operating activities:
    Net cash from operations after adjustment for non-cash items                            $ 1,367               $ 2,450
      Changes in assets and liabilities (net of effects of acquisitions):
        Accounts receivable                                                                   3,341                (6,704)
        Inventory                                                                            (3,630)               (5,546)
        Prepaid income taxes                                                                   (294)                 (358)
        Prepaid expenses and other current assets                                              (325)                 (230)
        Other assets                                                                            347                  (163)
        Accounts payable and accrued expenses                                                 2,078                 8,355
        Deferred service contract revenue                                                      (263)                 (274)
                                                                                              ------              --------
           Net cash provided by (used in) operating activities                                2,621                (2,470)
                                                                                             ------               --------
Cash flows from investing activities:
      Capital expenditures                                                                     (718)               (1,779)
      Payment for acquisitions, net of cash acquired                                              -                (1,613)
                                                                                           --------                 ------

           Net cash used in investing activities                                               (718)               (3,392)
                                                                                               -----                ------
Cash flows from financing activities:
      Payments on notes payable - bank                                                            -                  (515)
      Payments on notes payable - other                                                           -                   (43)
      Payments on capital lease obligations                                                     (16)                    -
                                                                                            --------             --------

           Net cash used in financing activities                                                (16)                 (558)
                                                                                            --------              --------
Net increase (decrease) in cash and cash equivalents                                          1,887                (6,420)
Cash and cash equivalents at beginning of period                                              8,963                14,493
                                                                                            --------               ------

Cash and cash equivalents at end of period                                                  $10,850               $ 8,073
                                                                                             =======              =======





See notes to unaudited condensed consolidated financial statements.
                                       5

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

     The accompanying financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, for the annual period ended July 31, 2002. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine month periods ended April 30, 2003 are not necessarily indicative of the results to be expected for future interim periods or the entire year.

2.        Net Income Per Share

     Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Stock options representing 843,000 and 908,000 shares for the three months ended April 30, 2003 and 2002, respectively, and 843,000 and 919,000 shares for the nine months ended April 30, 2003 and 2002, respectively, have been excluded from the calculation of diluted net income per share as they are antidilutive. The following table reconciles the denominators of the basic and diluted per share computations. For each period, the numerator is the net income as reported.

                             Three months ended April 30,                    Nine months ended April 30,
                           2003                   2002                      2003                      2002
                           ----                   ----                      ----                      ----
                                Per share             Per share                 Per share             Per share
                   Shares         amount    Shares    amount            Shares      amount       Shares   amount
                   ------           ------      ------    ------        ------      ------       ------ ------
                                                  (shares in thousands)

    Basic           7,990        $0.00      7,990      $0.05            7,990        $0.01        7,990    $0.11
                                  ====                  ====                          ====                  ====


    Effect of
     dilutive
     options           -                        2                          -                          1
                   ------                    -----                     ------                      ----

    Diluted         7,990        $0.00      7,992      $0.05            7,990        $0.01        7,991    $0.11
                    =====         ====      =====       ====            =====         ====        =====     ====


                 Manchester Technologies, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements

3.       Related Party Transactions

     The Company leases its warehouse and distribution center as well as its corporate offices and certain sales facilities from entities owned or controlled by shareholders, officers or directors of the Company. In March 2003, the owners sold the properties leased by the Company to an unaffiliated company. In connection with the sale, the Company entered into three fifteen-year leases, each expiring on March 31, 2018, with the new owner. Lease terms include a lower base rent in the first year, annual rent increases of two percent and four five-year renewal options.

     The Company recorded the new leases as capital leases and accordingly, recorded an asset of approximately $8.2 million. The asset is classified in the balance sheet as Property and equipment, net, and is amortized using the straight-line method over the lease terms and the related obligations are recorded as liabilities.

     The following represents the Company's commitment under capital leases for the period May 1, 2003 through July 31, 2003, each of the next five years ended July 31, and thereafter:

                                                                 (in thousands)

            May 1 - July 31, 2003                                       $205
            2004                                                         825
            2005                                                         842
            2006                                                         859
            2007                                                         876
            2008                                                         894
            2009 and thereafter                                        9,612
                                                                    --------

         Total payments                                               14,113
         Amount representing interest                                 (5,929)
                                                                    ---------

         Obligations under capital leases                              8,184
         Obligations due within one year                                (204)
                                                                     -------

         Long-term obligations under capital leases                   $7,980
                                                                     =======

4.       Employee Stock Options

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which requires companies to measure stock compensation plans based on the fair value method of accounting or to continue to apply APB No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and to provide pro forma footnote disclosure under the fair value method. The Company has adopted the pro forma disclosure provision of SFAS No. 123.
Accordingly, the Company does not record compensation cost in the financial statements for its stock options that have an exercise price equal to or greater than the fair market value of the underlying stock on the date of grant.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Compensation-Transition and Disclosure-an amendment of FAS 123" ("SFAS 148"). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-

                 Manchester Technologies, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements

     based employee compensation and amends the disclosure requirements to SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant date under SFAS 123, the Company's net income per share for the three months and nine months ended April 30, 2003 and 2002 would approximate the pro forma amounts below:

                                    Three Months Ended                 Nine Months Ended
                                    ------------------                 -----------------
                                    April 30,        April 30,         April 30,        April 30,
                                       2003             2002              2003             2002
                                    --------         ----------        -------          -------
                                                              (in thousands)
Net income:
         As reported                $ 26             $364              $   59           $901
         Compensation expense,
           net of taxes             (123)            (155)               (369)          (464)
                                     ---              ---                 ---            ---
         Pro Forma                  $(97)            $209               $(310)          $437
                                    ====             ====               =====           ====

Basic net income per share:
         As reported                $ 0.00           $0.05             $  0.01          $0.11
         Pro Forma                  $(0.01)          $0.03             $ (0.04)         $0.05

Diluted net income per share:
         As reported                $ 0.00           $0.05             $  0.01          $0.11
         Pro Forma                  $(0.01)          $0.03             $ (0.04)         $0.05


5.    Acquisitions

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

     Operating results of Donovan are included in the condensed consolidated statements of operations from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $497,000 and $869,000, respectively. The excess of the aggregate purchase price over the estimated fair value of the tangible net assets acquired was approximately $1,872,000. The factors that contributed to the determination of the purchase price and the resulting goodwill include the significant growth expected in this area due to the combination of the Company's long history of strong customer relationships, financial strength and stability coupled with Donovan's product offerings and highly skilled technical staff. The $1,872,000 has not been

                 Manchester Technologies, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements

amortized; however, it is subject to impairment testing in accordance with No. 142, "Goodwill and Other Intangible Assets " ("SFAS 142").

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

     Operating results of e.Track are included in the condensed consolidated statements of operations from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $116,000 and $192,000 respectively. The excess of aggregate purchase price over the estimated fair value of the tangible net assets acquired was $291,000. The factors that contributed to the determination of the purchase price and the resulting goodwill include the expectation that the combination of e.Track's highly skilled technical staff, coupled with the Company's financial strength and customer base, will result in significant growth at e.Track going forward. The $291,000 has not been amortized; however, it is subject to impairment testing in accordance with SFAS 142.

     The presentation of supplemental pro forma financial information is deemed immaterial.

6.       Recently Issued Accounting Standards

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

                 Manchester Technologies, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements

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

     In November 2002, the FASB issued FASB interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's condensed consolidated financial statements.

     In  December  2002,  the  FASB  issued  SFAS  No.  148,   "Accounting   for
Compensation-Transition   and  Disclosure"   ("SFAS  148").  SFAS  148  provides
alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement for the current fiscal quarter ended April 30, 2003. The application of the disclosure portion of this standard will have no material impact on our consolidated financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard they are currently deliberating, which they believe will become effective on January 1, 2004. The Company will continue to monitor their progress on the issuance of this standard as well as evaluate the Company's position with respect to current guidance.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Forward Looking Statements

     The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and with the Company's annual report on Form 10-K for the year ended July 31, 2002. The following discussion contains certain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Forward looking statements are generally identifiable by the use of the words "believes," "intends," "expects," "will," "plans," "anticipates," or similar expressions. Forward looking statements are not historical facts, are based on the Company's beliefs and expectations as of the date of this report, and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in those forward-looking statements. These risks and uncertainties include, but are not limited to those set forth below and the risk factors described in the Company's Annual Report on Form 10-K for the year ended July 31, 2002, and those set forth in the Company's other filings from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements.

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

     An integral part of our strategy is to increase our value-added services revenue. These services generally provide higher gross margins than those associated with the sale of products. This strategy requires us, among other things, to attract and retain highly skilled technical employees in a competitive labor market, provide additional training to our sales representatives and enhance our existing service management system. We cannot predict whether we will be successful in increasing our focus on providing value-added services, and the failure to do so may have a material adverse effect on our business, results of operations and financial condition.

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


E-Commerce

     We utilize a website and electronic commerce system. The site, located at www.e-manchester.com allows both existing customers, corporate shoppers and others to find product specifications, compare products, check price and availability and place and track orders quickly and easily 24 hours a day seven days a week. We have made, and expect to continue to make, significant investments and improvements in our e-commerce capabilities. There can be no assurance that we will be successful in enhancing and increasing our business through our expanded Internet presence.
                                       14

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


                                                                                    Percentage of Revenue
                                                                   Three Months Ended             Nine  Months Ended
                                                                            April 30,                   April 30,
                                                                     2003             2002          2003         2002
                                                                     ----             -----         ----         -----
           Revenue
               Product sales                                        94.0%            94.7%       93.6%          95.4%
               Services                                               6.0              5.3         6.4            4.6
                                                                   ------            -----       ------         -----
           Total revenue                                            100.0            100.0       100.0          100.0
                                                                    -----            -----       -----          -----


           Cost of revenue
               Products                                              89.4             86.6        89.2           86.3
               Services                                              76.9             78.2        76.4           75.1
                                                                     ----             ----        ----           ----

           Total cost of revenue                                     88.6             86.1        88.4           85.8
                                                                     ----             ----        ----           ----
           Gross profit
               Products                                              10.6             13.4        10.8           13.7
               Services                                              23.1             21.8        23.6           24.9
                                                                     ----             ----        ----           ----

           Total gross profit                                        11.4             13.9        11.6           14.2

           Selling, general and
              administrative expenses                                11.3             13.0        11.6           13.5
                                                                     ----             ----        ----           ----

           Income (loss) from operations                              0.1              0.9         0.0            0.7

           Interest and other income (expense), net                   0.0              0.1         0.1            0.1
                                                                      ---             ----         ---           ----

           Income   before income taxes                               0.1              1.0         0.0            0.8

           Income tax provision                                       0.0              0.4         0.0            0.3
                                                                      ---             ----        ----           ----

           Net income                                                 0.0%             0.6%        0.0%           0.5%
                                                                      ===              ===         ===            ===



Three  Months  Ended April 30, 2003  Compared  with Three Months Ended April 30,
2002

     Revenue. Revenue decreased by $1.2 million or 2% to $63.9 million for the three months ended April 30, 2003 from $65.1 million for the three months ended April 30, 2002. Revenue from the sale of products decreased by $1.6 million or 3% while revenue from service offerings increased by $400,000 or 12%. The decrease in product revenue is primarily a result of decreased sales of computer and networking products and peripherals as a result of the current economic and market forces affecting the computer industry. This decrease was partially offset by increased sales of display monitors, primarily large screen flat panel displays, by our Electrograph subsidiary. The increase in service revenue is primarily attributable to the Company's continued focus on growing its sales of services and solutions to its existing customer base and to new customers.

     Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds related to volume purchases provided by manufacturers. All other operating costs are included in selling, general and administrative expenses, offset in part by certain market development funds provided by manufacturers. Gross profit decreased by $1.8 million or 20%, from $9.0 million for the three months ended April 30, 2002 to $7.3 million for the three months ended April 30, 2003 and as a percentage of revenue, gross profit decreased from 13.9% for the three months ended April 30, 2002 to 11.4% for the three months ended April 30, 2003. Gross profit from product sales decreased by $1.9 million or 23% while gross profit from service offerings increased by $139,000 or 18%. As a percentage of revenue, gross profit from the sale of products decreased from 13.4% for the three months ended April 30, 2002 to 10.6% for the three months ended April 30, 2003 primarily due to increased competition, pricing pressure as well as a decline in demand due to the current economic and market forces affecting our industry. As a percentage of revenue, gross profit from the sale of services increased from 21.8% for the three months ended April 30, 2002 to 23.1% for the three months ended April 30, 2003 as a result of increased sales of higher margin services.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.3 million, or 15% from $8.5 million for the three months ended April 30, 2002 to $7.2 million for the three months ended April 30, 2003. The decrease is principally due to a decrease in salaries and personnel costs in the amount of approximately $430,000 reflecting the cost reduction measures instituted by the Company, decreased sales commissions of approximately $360,000 due to the lower gross margins earned on revenues and lower depreciation and amortization expenses of approximately $120,000. As a percentage of revenue, selling, general and administrative expenses decreased from 13.0% for the three months ended April 30, 2002 to 11.3% for the three months ended April 30, 2003.

     Interest and Other Income (Expense), net. Interest and other income (expense), net, decreased by $62,000 from interest income of $40,000 for the three months ended April 30, 2002 to interest expense of $22,000 for the three months ended April 30, 2003. This is primarily a result of the interest expense related to the interest portion of the capital leases entered into by the Company in March 2003 of approximately $52,000 offset partially by interest income of approximately $30,000.

     Income Tax Provision. Our effective tax rate was 39.5% and 39.4% for the three months ended April 30, 2003 and April 30, 2002, respectively.

Nine Months Ended April 30, 2003 Compared to Nine Months Ended April 30, 2002

     Revenue. Revenue increased by $18.0 million or 9% to $212.8 million for the nine months ended April 30, 2003 from $194.8 million for the nine months ended April 30, 2002. Revenue from the sale of products increased by $13.2 million or 7% while revenue from service offerings increased by $4.7 million or 53%. The increase in product revenue is primarily a result of increased sales of display monitors, primarily large screen flat panel displays, by our Electrograph subsidiary as well as increased shipments of computers and peripherals offset by lower per unit prices. The increase in service revenue is primarily attributable to the Company's continued focus on growing its sales of services and solutions to its existing customer base and to new customers.

     Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds related to volume purchases provided by manufacturers. All other operating costs are included in selling, general and administrative expenses, offset in part by certain market development funds provided by manufacturers. Gross profit decreased by $2.9 million or 10%, from $27.6 million for the nine months ended April 30, 2002 to $24.7 million for the nine months ended April 30, 2003 and as a percentage of revenue, gross profit decreased from 14.2% for the nine months ended April 30, 2002 to 11.6% for the nine months ended April 30, 2003. Gross profit from product sales decreased by $3.9 million or 15% while gross profit from service offerings increased by $1.0 million or 45%. As a percentage of revenue, gross profit from the sale of products decreased from 13.7% for the nine months ended April 30, 2002 to 10.8% for the nine months ended April 30, 2003 primarily due to increased competition, pricing pressure as well as a decline in demand due to the current economic and market forces affecting our industry. As a percentage of revenue, gross profit from the sale of services declined from 24.9% for the nine months ended April 30, 2002 to 23.6% for the nine months ended April 30, 2003 as a result of increased sales of lower margin services.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.5 million, or 6% from $26.3 million for the nine months ended April 30, 2002 to $24.8 million for the nine months ended April 30, 2003. The decrease is principally due to a decrease in salaries and personnel costs in the amount of approximately $840,000 reflecting the cost reduction measures instituted by the Company, decreased sales commissions of approximately $710,000 due to the lower gross margins earned on revenues, and lower promotional expenses and contracted work costs of approximately $230,000. These decreases were partially offset by increased telephone expenses of approximately $180,000 and increased advertising costs of approximately $120,000 primarily as a result of decreased market development funds received from manufacturers for activities, such as training, advertising and other pre-approved market development programs. As a percentage of revenue, selling, general and administrative expenses decreased from 13.5% for the nine months ended April 30, 2002 to 11.6% for the nine months ended April 30, 2003.

     Interest and Other Income (Expense), net. Interest and other income (expense), net, decreased by $16,000 from $162,000 for the nine months ended April 30, 2002 to $146,000 for the nine months ended April 30, 2003. The decrease is primarily as a result of the Company's receipt of insurance proceeds in the amount of $113,000 in the nine months ended April 30, 2003 partially offset by lower interest rates available in the marketplace and increased interest expense of approximately $52,000 related to the interest portion of the capital leases entered into by the Company in March 2003.

     Income Tax Provision. Our effective tax rate was 40.4% and 39.7% for the nine months ended April 30, 2003 and April 30, 2002, respectively.

      Liquidity and Capital Resources

     Our primary sources of cash and cash equivalents have been internally generated working capital from profitable operations. The Company's working capital at April 30, 2003 and July 31, 2002 was approximately $31.0 million and $30.1 million, respectively.

     Operations for the nine months ended April 30, 2003 and 2002, after adding back non-cash items, provided cash of approximately $1.4 million and $2.5 million, respectively. During such periods, other changes in working capital provided (used) cash of approximately $1.3 million and $(4.9) million, respectively, resulting in cash being provided by (used in) operating activities of approximately $2.6 million and $(2.5) million, respectively. Our accounts receivable and accounts payable balances, as well as our investment in inventory, can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date.

     Investing activities for the nine months ended April 30, 2003 and 2002 used cash of approximately $718,000 and $3.4 million, respectively. For the nine months ended April 30, 2003 this amount consisted solely of additions to property and equipment. For the nine months ended April 30, 2002 these amounts included additions to property and equipment of approximately $1.8 million and the payment for acquisitions, net of cash acquired, of approximately $1.6 million.

     Financing activities for the nine months ended April 30, 2003 and 2002 used cash of approximately $16,000 and $558,000, respectively. For the nine months ended April 30, 2003 this amount consisted of payments on capital lease obligations related to the capital leases entered into by the Company in March

2003. For the nine months ended April 30, 2002 this amount consisted solely of net repayments of bank loans and other debt in connection with the acquisitions in fiscal 2002.

     We have available a line of credit with a financial institution in the aggregate amount of $15.0 million. At April 30, 2003, no amounts were outstanding under this line.

     The Company leases its warehouse and distribution center as well as its corporate offices and certain sales facilities from entities owned or controlled by shareholders, officers or directors of the Company. In March 2003, the owners sold the properties leased by the Company to an unaffiliated company. In connection with the sale, the Company entered into three fifteen-year leases, each expiring on March 31, 2018, with the new owner. Lease terms include a lower base rent in the first year, annual rent increases of two percent and four five-year renewal options.

     The Company recorded the new leases as capital leases and accordingly recorded an asset of approximately $8.2 million. The asset is classified in the balance sheet as Property and equipment, net, and is amortized using the straight-line method over the lease terms and the related obligations are recorded as liabilities.

     The following represents the Company's commitment under capital leases for the period May 1, 2003 through July 31, 2003, each of the next five years ended July 31, and thereafter:

                                                                (in thousands)

         May 1 - July 31, 2003                                        $205
         2004                                                          825
         2005                                                          842
         2006                                                          859
         2007                                                          876
         2008                                                          894
         2009 and thereafter                                         9,612
                                                                  --------

         Total payments                                             14,113
         Amount representing interest                               (5,929)
                                                                   ---------

         Obligations under capital leases                            8,184
         Obligations due within one year                              (204)
                                                                      ----


         Long-term obligations under capital leases                 $7,980
                                                                    ======


     We believe that our current balances in cash and cash equivalents, expected cash flows from operations and available borrowings under the line of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 2003 which ends on July 31, 2003. We currently have no material commitments for capital expenditures, other than operating and capital leases that the Company has committed to for its facilities and certain tangible property. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory, the purchase of equipment, expansion of facilities, as well as the possible opening of new offices, potential acquisitions and expansion of the Company's service and e-commerce capabilities. In addition, there are no transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect liquidity or the availability of, or requirements for, capital resources.

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

     There were no significant changes in the Company's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect these controls.

PART II - OTHER INFORMATION



      Item 6.     Exhibits and Reports

(a)      Exhibits

          10.5.r - Lease  dated March 14, 2003  between  Registrant  and General
               Electric Capital Business Asset Funding Corporation.

          10.5.s - Lease  dated March 14, 2003  between  Registrant  and General
               Electric Capital Business Asset Funding Corporation.

          10.5.t - Lease dated March 14, 2003 between Electrograph Systems, Inc.
               and General Electric Capital Business Asset Funding Corporation.

          10.5.u - Lease dated May 1, 2003  between  Registrant  and FSP Gateway
               Crossing Limited Partnership.

          99.1 - Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 - Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



      (b)     Reports on Form 8-K

1. Form 8-K filed March 7, 2003 disclosing Press Release dated March 7, 2003 reporting earnings for the second quarter ended January 31, 2003.

2. Form 8-K filed April 9, 2003 disclosing Press Release dated April 9, 2003 announcing the appointment of Robert Sbarra to the position of Vice President of Sales and Marketing.

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



                                      MANCHESTER TECHNOLOGIES., INC.
                                      (Registrant)


DATE:   June 16, 2003                  /S/ Barry R. Steinberg
                                       ----------------------------------------
                                      Barry R. Steinberg
                                      President and Chief Executive Officer



DATE:   June 16, 2003                 /S/ Elan Yaish
                                      -----------------------------------------

                                      Elan Yaish
                                      Vice President Finance, Chief Financial
                                      Officer and Assistant Secretary

                                  CERTIFICATION

I, Barry R. Steinberg, President and Chief Executive Officer of Manchester Technologies, Inc, certify that:

1. I have reviewed the quarterly report on Form 10-Q of Manchester Technologies, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

/S/      Barry R. Steinberg
Barry Steinberg
Chief Executive Officer

                                  CERTIFICATION

I, Elan Yaish, Chief Financial Officer of Manchester Technologies, Inc, certify that:
1. I have reviewed the quarterly report on Form 10-Q of Manchester Technologies, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: June 16, 2003

/S/      Elan Yaish
Elan Yaish
Chief Financial Officer