Form 10-K
period 2003-07-31
MANCHESTER TECHNOLOGIES INC
filed 2003-10-29
CIK 1023876

34




================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

================================================================================
X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-       ACT OF 1934

                     For the fiscal year ended July 31, 2003

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

Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
YES __X__        NO _____

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether Registrant is an accelerated filer (as defined
in Rule 12b-2 of the Act).  Yes  [  ]   No [ X ]

The aggregate market value of the common stock held by non-affiliates of Registrant as of October 7, 2003 was $8,373,884 (2,600,585 shares at a closing sale price of $3.22).

As of October 7, 2003, 7,990,215 shares of Common Stock ($.01 par value) of Registrant were issued and outstanding.
                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                          MANCHESTER TECHNOLOGIES, INC.

                                    FORM 10-K
                            YEAR ENDED JULY 31, 2003
                                TABLE OF CONTENTS

Part I

Item 1.      Business                                                         3
Item 2.      Properties                                                      11
Item 3.      Legal Proceedings                                               11
Item 4.      Submission of Matters to a Vote of Security Holders             11


Part II

Item 5.      Market for the Registrant's Common Stock and Related
             Stockholder Matters                                             12

Item 6.      Selected Financial Data                                         13
Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             14
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk      22
Item 8.      Financial Statements and Supplementary Data                     22
Item 9.      Changes In and Disagreements with Accountants on
             Accounting and Financial Disclosure                             22
Item 9A      Controls and Procedures                                         23


Part III

Item 10.     Directors and Executive Officers of the Registrant              24
Item 11.     Executive Compensation                                          26
Item 12.     Security Ownership of Certain Beneficial Owners
             and Management                                                  29
Item 13.     Certain Relationships and Related Transactions                  30

Item 14.     Principal Accounting Fees and Services                          30

Part IV

Item 15.     Exhibits, Financial Statements, Schedules and Reports
             on Form 8-K                                                     31

             Signatures
             Certifications

                                     PART I

This Report contains certain forward-looking statements that are based on current expectations. The actual results of Manchester Technologies, Inc. (the "Company") may differ materially from the results discussed herein as a result of a number of unknown factors. Such factors include, but are not limited to, there being no assurance that the Company will be successful in its efforts to focus on value-added services, that the Company will be successful in attracting and retaining highly skilled technical personnel and sales representatives necessary to implement the Company's growth strategies, that the Company will be successful in expanding its Internet presence, that the Company will not be adversely affected by the continued intense competition in the technology industry, continued decreases in average selling prices of personal computers and display technology, a decrease in the growth of the display technology market, a lack of product availability or deterioration in relationships with manufacturers, or a loss or decline in sales to any of its major customers. See "Products", "Competition" and "Employees" in Part I, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Part II, Item 7 of this report for a discussion of important factors that could affect the validity of any forward looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

ITEM 1. Business

Our Company

     Manchester Technologies, Inc. ("Manchester" "we," "us," "our," or the "Company") is a single-source solutions provider specializing in hardware and software procurement, display technology, custom networking, security, IP telephony, remote management, application development/e-commerce, storage, enterprise and Internet solutions. We offer our customers single-source solutions customized to their information systems needs by integrating our analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. In addition, we offer a complete line of products and peripherals for our customers' display technology requirements. Over the past 30 years, we have forged long-standing relationships with both customers and suppliers and capitalized on the rapid developments in the technology industry.

     Our marketing focus for our information technology products and services is on mid- to large-sized companies, which have become increasingly dependent upon complex information systems in an effort to gain competitive advantages. While many of these companies have the financial resources to make the required capital investments in information systems, often they do not have the necessary information technology personnel to design, install or maintain complex systems or to incorporate the continuously evolving technologies. As a result, these companies are turning to independent third parties to procure, design, install, maintain and upgrade their information systems. In the display technology arena, our marketing focus is on a full range of resellers, both large and small, in both the commercial and consumer markets.

     We offer our customers a variety of value-added services for our information technology products, such as consulting, integration and support services, together with a broad range of computer and networking products from leading vendors. Consulting services include systems design, performance analysis, and migration planning. Integration services include product procurement, configuration, testing and systems installation and implementation. Support services include network management and monitoring, "help-desk" support, and enhancement, maintenance and repair of computer systems. Approximately 59% of our total revenue is generated from our Long Island and New York City offices. As a result, our business, financial condition and results of operations are susceptible to regional economic downturns and other regional factors. In addition, as we expand in our existing markets, opportunities for growth within these regions may become more limited. There can be no assurance that we will grow enough in other markets to lessen our regional geographic concentration.

     We have two web sites each incorporating an electronic commerce system. The sites, located at www.e-manchester.com and www.electrograph.com, allow existing customers, corporate shoppers and others to find product specifications, compare products, check price and availability and place and track orders quickly and easily, 24 hours a day, 7 days a week.

     Manchester was incorporated in New York in 1973 and has five active wholly-owned subsidiaries: Electrograph Systems, Inc., a New York corporation, which distributes display technology solutions throughout the United States; Manchester International, Ltd., a New York corporation, which sells computer hardware, software and networking products to resellers domestically and internationally; ManTech Computer Services, Inc., a New York corporation, which identifies and provides service personnel to fill temporary and permanent positions; Coastal Office Products, Inc., a Maryland corporation, which is an integrator and reseller of computer products in the Baltimore, Maryland and Washington, D.C. areas; and e.Track Solutions, Inc., a New York corporation, which delivers business, Internet and information technology solutions to customers nationwide.

Industry

         Businesses have become increasingly dependent upon complex information systems in an effort to gain competitive advantages or to maintain competitive positions. Information technology and related products are continuously evolving, making predecessor technologies or products obsolete within a few years or, in some cases, within months. The constant changes in hardware and software and the competitive pressure to upgrade existing products create significant challenges to companies.


         With the advances in information systems and networking, many companies are reengineering their businesses using these technologies to enhance their revenue and productivity. However, as the design of information systems has become more complex to accommodate the proliferating network applications, the configuration, selection and integration of the necessary hardware and software products have become increasingly more difficult and complicated. While many companies have the financial resources to make the required capital investments, they often do not have the necessary information technology personnel to design, install or maintain complex systems and may not be able to provide appropriate or sufficient funding or internal management for the maintenance of their information systems. As a result, such companies are increasingly turning to independent third parties to procure, design, install, maintain and upgrade their information systems. By utilizing the services of such third parties, companies are able to acquire state-of-the-art equipment and expertise on a cost-effective basis.

         The display industry as a whole has experienced tremendous growth over the past decade. Specific products included in this market include Liquid Crystal Display ("LCD") Projectors, LCD Flat panel displays and plasma display panels. Specifically, the flat panel display market is currently experiencing accelerated growth, including growth in the mass market.

         The display market has recently moved from the early adopter stage of the product cycle and is moving rapidly into the mass market. The flat panel display market covers numerous markets including home theater, professional audio-visual and information technology. The total worldwide plasma display panel market is expected to continue to grow as market acceptance increases. Industry-wide sales of flat panel display products and projectors are expected to be in the hundreds of thousands of units over the next few years.

The Manchester Solution

     Manchester offers its customers with its information technology products and services, single-source solutions customized to their information systems needs. Our solution includes a variety of value-added services, including consulting, integration, network management, "help-desk" support, and enhancement, maintenance and repair of computer systems, together with a broad range of computer and networking products from leading vendors. We believe we provide state-of-the-art, cost-effective information systems designed to meet our customers' particular needs.

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

     With our display technology solutions, we are committed to the multi-faceted support of our reseller partners. Our mission is to deliver value-added services that differentiate the Company from the competition, which will allow our reseller partners to be more competitive and ultimately more profitable. From our nationwide outbound sales force, to our factory-authorized service, our VAP (Value-Added Plus) extended warranty program offers the reseller channel extensive "value-added" distribution services.

Our Strategy

     The key elements of our strategy include:

     Emphasizing Value-added Services. Value-added services, such as consulting, integration and support services, generally provide higher profit margins than computer hardware sales. We have increased our focus on providing these services through a number of key strategies. We have recruited additional technical personnel with broad-based knowledge in systems design and specialized knowledge in different areas of systems integration, including storage, IP telephony, remote management and application development/e-commerce.

     Through our "value-added" business model and philosophy in the display technology arena, we have been able to capitalize on the display industry growth, penetrate new markets and increase the Company's overall market share.

     For over twenty years, our subsidiary Electrograph Systems, Inc. has provided resellers with a spectrum of "value-added" services. These services include our strategically located nationwide sales offices, a nationwide inside sales support staff, nationwide warehousing for efficient product logistics, product customization and factory authorized service and repair. In addition, the Company also offers financing options, marketing, technical and installation support, custom integrated solutions, touch screen solutions, custom cabinet painting and digital signage solutions, as well as a line up of peripheral products.

     Increasing Marketing Focus on Companies Outside the Fortune 500. We have increased our marketing focus on those companies outside the Fortune 500 in order to increase our value-added services revenue. Our experience is that those companies are increasingly looking to third parties to provide a complete solution to their information systems needs from both a service and product standpoint. Such companies often require outside assistance to support their information technology personnel to procure, design, install or maintain complex systems or to incorporate continuously evolving technologies. We believe that we can provide these companies with solutions to their information systems requirements by providing a variety of value-added services together with a broad range of computer and networking products.

     Acquisitions. The Company envisions that part of our future growth will come from acquisitions consistent with our strategy. Certain of these acquisitions may be of significant size and may include assets that are outside our geographic territories or are ancillary to our core business strategy.

     Electronic Ordering System. We have implemented an electronic ordering system. This ordering system enables participating customers to access us via the Internet, review various products, systems and services offered by us, and place and track their orders on-line. Customers are also able to obtain immediate customized information regarding products, systems and services that meet their specific requirements. The ordering system produces a matrix of alternative fully compatible packages, together with their availability and related costs, based on parameters indicated by the customer. Customers are not granted access to this system without prior credit clearance. (See "Expanding Internet Presence").

     Increasing Sales Force Productivity. We are addressing a variety of strategies to increase sales force productivity. Our system allows our sales force immediate access to information regarding price and availability of products. In addition, our system allows sales representatives to obtain immediate customized information regarding products and services that meet specific requirements of customers. We believe that this system and further enhancements to the system will increase the productivity of our sales representatives by enabling them to offer rapid and comprehensive solutions to their customers' needs.

     In the display technology arena we offer an experienced and geographically comprehensive sales team. The Company offers on site demonstrations by our nationwide outbound sales force. In addition, the Company employs an extensive inside sales support department. The combination of the nationwide outbound sales force and the inside sales support staff enable the Company to take a proactive approach to the traditional distribution sales business model, which ultimately provides the reseller with a high level of sales and support.

     Expanding Internet Presence. We have continuously upgraded and expanded our electronic communication system. Our websites, located at www.e-manchester.com and www.electrograph.com, allow existing customers, corporate shoppers and others to find product specifications, compare products, check price and availability and place and track orders quickly and easily 24 hours a day, seven days a week. We have made, and expect to continue to make, significant investments and improvements in our e-commerce capabilities.

     Custom Solutions. Another value-added service the Company offers in the display technology arena is custom integrated solutions, including custom cabinet painting and touch screen solutions. Our custom integrated solutions are used in numerous market segments including digital signage, public display point of purchase and point of sale applications. These solutions help to improve the Company's unique focus on the value-added services niche, further differentiating the Company from the competition and improving the Company's market penetration.

         Our Services and Products

     We offer customized single-source solutions for our information technology products to our customers' information systems requirements, including consulting, integration and support services, together with a broad range of computer and networking products from a variety of leading vendors. We provide our information technology services through a skilled staff of engineers who are trained and certified in leading products and technology, including Hewlett Packard, Microsoft, Novell and Cisco Systems.

     In addition, we offer a wide range of product repair and services for both in warranty and out of warranty products for our customers' display technology requirements. The Company is an authorized service and repair facility for most of the manufacturers that we represent. Our service department also provides extensive technical and installation support to both resellers and end users and provides in and out of warranty product repair. Additional revenue is also being generated as a result of our implementation of the Electrograph - Value-Added Plus(R) Extended Warranty Program.

     Services.   Our  services  include  consulting,   integration  and  support
services.

     Consulting. Our staff of senior systems engineers provides consulting services consisting of systems design, performance, security and needs analysis, and migration planning services.

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

     Products. We offer a wide variety of personal computer and networking products, display technology solutions, and peripherals, including:

         CRT Display Monitors                     Routers
         Desktop Computers                        Scanners
         Internet Access Products                 Servers
         LCD Flat Panel Monitors                  Software
         LCD Projectors                           Storage Systems
         Modems                                   Switches
         Network Equipment                        Supplies and Accessories
         Notebook Computers                       Teleconferencing Equipment
         Plasma Display Monitors                  Terminals
         Power Protection Devices                 Wireless Products
         Printers                                 Workstations


     We have long-standing relationships with many manufacturers, which we believe assist us in procuring desired products on a timely basis and on desirable financial terms. We sell products from most major manufacturers, including:

     Cisco Systems, Inc.                         NEC-Mitsubishi, Inc.
     Citrix                                      Nortel Networks, Inc.
     Computer Associates International, Inc.     Novell, Inc.
     Epson America, Inc.                         Panasonic
     Fujitsu                                     Philips Electronics N.V.
     Hewlett-Packard Company                     Pioneer Corp.
     Hitachi America, Ltd.                       Seagate Technology, Inc.
     International Business Machines, Corp.      Sony Corporation
     Microsoft Corporation                       Symantec Corp.
     NEC Solutions, Inc.                         Toshiba America Information
                                                  Systems, Inc

     For the fiscal year ended July 31, 2003, sales of products manufactured by Pioneer, HP/Compaq, Cisco and Toshiba comprised approximately 17%, 15%, 11% and 10%, respectively, of our revenue. For the fiscal year ended July 31, 2002, sales of products manufactured by HP/Compaq, Pioneer and NEC comprised approximately 19%, 11% and 11%, respectively, of our revenue. For the fiscal year ended July 31, 2001, sales of products manufactured by Compaq and Toshiba comprised approximately 20% and 11%, respectively, of our revenue.

     We have entered into agreements with our principal suppliers that include provisions providing for periodic renewals and permit termination by the vendor without cause, generally upon 30 to 90 days written notice, depending upon the vendor. While our principal suppliers have regularly renewed their respective agreements with us, there can be no assurance that the regular renewal of our agreements will continue. The termination, or non-renewal, of any or all of these agreements would materially adversely affect our business. We, however, are not aware of any reason for the termination, or non-renewal, of any of those agreements and believe that our relationships with our principal suppliers are satisfactory.

     We are dependent upon the continued supply of products from our manufacturers, particularly Hewlett-Packard, Cisco, Pioneer, Panasonic and Toshiba. Occasionally, certain suppliers experience shortages of select products that render them unavailable or necessitate product allocations among resellers. We believe that product availability issues occur as a result of the present dynamics of the technology industry as a whole, which include varied customer product demand, shortened product life cycles and increased frequency of new product introductions into the marketplace. While there can be no assurance that product unavailability or product allocation, or both, will not increase in fiscal 2004, the impact of such an interruption is not expected to be unduly troublesome due to the breadth of alternative product lines available to the Company.

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

Customers

     We grant credit to customers meeting specified criteria and maintain credit departments that review credit applications. Accounts are regularly monitored for collectibility and appropriate action is taken upon indication of risk.

     We believe that we benefit from our long-standing relationships with many of our customers, providing opportunities for continued sales and services. We believe that our broad range of capabilities with respect to both products and services is attractive to companies of all sizes. Although we target companies outside the Fortune 500 as one part of our strategy, we have sold, and anticipate that we will continue to sell, to some of the largest companies in the United States. For the fiscal years ended July 31, 2003, 2002 and 2001, no one customer accounted for more than 10% of our total revenue. Some of our significant commercial customers currently include Quest Diagnostics, Inc., Citrix Systems, Inc., Ann Taylor, Inc. and Dell Marketing, LP.

     Our return policy generally allows customers to return hardware and unopened software, without restocking charges, within 30 days of the original invoice date, subject to advance approval, our ability to return the product to our vendor and certain other conditions. We are generally able to return defective merchandise returned from customers to the vendor for repair or replacement.

Sales and Marketing

     Our sales are generated primarily by our 71 sales and marketing representatives. Our sales representatives generally are responsible for meeting all of our customers' product and service needs and are supervised by sales managers with significant industry experience. The sales managers are responsible for overseeing sales representative training, establishing sales objectives and monitoring account management principles and procedures. Sales representatives attend seminars conducted by manufacturers' representatives, at which our new and existing product and service offerings are discussed.

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

     We believe that our name is widely recognized for high quality, competitively priced products and services. Our corporate logo includes the phrase "Manchester, the Answer" to emphasize our position as a knowledgeable resource for networking, computer and display technology solutions for our customers. We promote name recognition and the sale of our products and services through regional business directories, trade magazine advertisements, television and radio advertisements, direct mailings and e-mailings to customers and participation in trade shows and special events. We advertise at numerous sporting events in the New York metropolitan region, including full page advertisements in yearbooks and/or program guides for sports teams such as the New York Mets and the New York Yankees, and often feature nationally recognized athletes in our advertising campaigns. We also promote interest in our products and services through our websites on the Internet, and have expanded website functionality to provide an electronic catalog of our products and services. Several manufacturers offer market development funds, cooperative advertising and other promotional programs, on which we rely to partially fund many of our advertising and promotional campaigns.

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

     Our information system assists management in maintaining controls over our inventory and receivables. Manchester's average inventory turnover was 24, 24, and 33 times for the fiscal years ended July 31, 2003, 2002, and 2001, respectively, and we experienced bad debt expense of less than 0.6% of revenue in each of these years.

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

Competition

     The technology industry is characterized by intense competition. We directly compete with local, regional and national systems integrators, value-added resellers and distributors as well as with certain manufacturers that market through direct sales forces and/or the Internet. The technology industry has recently experienced, and may continue to experience, a significant amount of consolidation through mergers and acquisitions, and manufacturers of personal computers may increase competition by offering a range of services in addition to their current product and service offerings. In the future, we may face further competition from new market entrants and possible alliances between existing competitors. In addition, certain suppliers and manufacturers have been, and additional suppliers and manufacturers may choose, to market products directly through a direct sales force and/or the Internet rather than, or in addition to, channel distribution, and also market services, such as repair and configuration services, directly to end users. Some of our competitors have, or may have, greater financial, marketing and other resources, and may offer a broader range of products and services, than us. As a result, they may be able to respond more quickly to new or emerging technologies or changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing or devote greater resources to the promotion of their products and services.

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

Electrograph Systems, Inc.

     Electrograph Systems, Inc. ("Electrograph") is a national value-added wholesale distributor of display technology solutions, and a leading wholesale distributor of plasma display monitors in the United States. Electrograph offers a full range of display technology solutions for dealers and system integrators throughout the U.S. Products include LCD flat panel, CRT and plasma display monitors, portable and fixed installation projectors, touch screen monitors, and customer monitor integration solutions. In addition to Electrograph's nationwide distribution of display technology solutions, Electrograph also markets a line of LCD monitors, plasma display monitors and peripheral solutions under the Electrograph brand name. Electrograph is headquartered in Hauppauge, New York, with branch offices throughout the U.S.

Acquisitions

         Donovan Consulting Group, Inc.

     On August 29, 2001, the Company acquired all of the outstanding stock of Donovan Consulting Group, Inc. ("Donovan"), a Delaware corporation headquartered near Atlanta, Georgia. Donovan is a technical services firm that delivers Wireless LAN solutions to customers nationwide. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $1,500,000 plus potential future contingent payments. No contingent payments were made. In connection with the acquisition, the Company assumed approximately $435,000 of bank debt and $43,000 of other debt, which were subsequently repaid. Donovan was acquired in order to strengthen the Company's position in the Wireless LAN arena. Donovan allowed the Company to offer total Wireless LAN solutions including state of the art products as well as the services necessary to have those products operate optimally.

     Operating results of Donovan are included in the consolidated statements of operations from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $497,000 and $869,000, respectively. The excess of the aggregate purchase price over the estimated fair value of the tangible net assets acquired was approximately $1,872,000. The factors that contributed to the determination of the purchase price and the resulting goodwill include the significant growth expected in this area due to the combination of the Company's long history of strong customer relationships, financial strength and stability coupled with Donovan's product offerings and highly skilled technical staff. The $1,872,000 was not amortized and was subject to impairment testing in accordance with Statement No. 142, "Goodwill and Other Intangible Assets."

     In July 2003, the Company closed the Donovan operations and sold certain assets back to the former owners of Donovan. The operations were closed because the synergies that were anticipated at the time of the purchase did not materialize and the Company will continue to provide wireless solutions via partner delivered relationships that are estimated to be more cost effective. As a result, the Company recorded a charge of $2,481,000 for the impairment of goodwill and write-off of related assets of Donovan.

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

     Operating results of e.Track are included in the consolidated statements of operations from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $116,000 and $192,000, respectively. The excess of aggregate purchase price over the estimated fair value of the tangible net assets acquired was $291,000. The factors that contributed to the determination of the purchase price and the resulting goodwill include the expectation that the combination of e.Track's highly skilled technical staff, coupled with the Company's financial strength and customer base, will result in significant growth at e.Track going forward. The $291,000 will not be amortized; however, it will be subject to impairment testing in accordance with Statement No. 142, "Goodwill and Other Intangible Assets."

Employees

     On August 31, 2003, we had 278 full-time employees consisting of 57 sales and marketing representatives, 57 management and supervisory personnel, 81 technical personnel and 83 administrative and other personnel. In addition, on August 31, 2003, we had 14 independent sales representatives. We are not a party to any collective bargaining agreements and believe our relations with our employees are good.

     The Company is highly dependent upon the services of the members of its senior management team, particularly Barry R. Steinberg, the Company's founder, Chairman of the Board, President and Chief Executive Officer. The loss of any member of the Company's senior management team may have a material adverse effect on its business.

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

                                                          Approximate
                                                          Square Footage                    Lease
Facility              Location                       Office            Warehouse        Expiration Date

Corporate             160 Oser Avenue
Headquarters          Hauppauge, NY                  30,000                -            March 2018

Warehouse and         50 Marcus Blvd.
Service Center        Hauppauge, NY                  10,000           30,000            March 2018

New York City         469 Seventh Avenue
Sales Office          New York, NY                   14,600                -            October  2007

Boca Raton, FL        185 N.W. Spanish River Blvd.
Sales Office          Boca Raton, FL                  3,214                -            December 2007

Baltimore, MD         7130 Columbia Gateway Dr.
Sales Office          Baltimore, MD                  10,579                -            December 2008

Electrograph          40 Marcus Blvd
Corporate HQ          Hauppauge, NY                  10,000           13,000            March 2018

Timonium, MD          1818  Pot Spring Rd.
Sales Office          Timonium, MD                    4,416                -            November 2007

e.Track               1169 Pittsford-Victor Rd
Corporate HQ          Pittsford, NY                   3,662                -            October 2005

Seattle, WA           1800 Westlake Ave. N
Sales Office          Seattle, WA                       650                -            May 2004

Las Vegas, NV         6255 McLeod Dr.
Sales Office          Las Vegas, NV                     718                -            April 2006

ITEM 3. Legal Proceedings

     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based on advice from its legal counsel, the ultimate disposition of these matters will not have a material adverse effect.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the security holders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

     Our Common Stock is traded on the NASDAQ National Market(R) under the symbol MANC. The following table sets forth the quarterly high and low sale prices for the Common Stock as reported by the NASDAQ National Market.

                Fiscal Year 2002                      High             Low
                -----------------                     ----             ---

                First Quarter                         2.800            2.120
                Second Quarter                        2.790            2.150
                Third Quarter                         2.890            2.070
                Fourth Quarter                        2.740            2.050

                Fiscal Year 2003
                First Quarter                         2.430            1.699
                Second Quarter                        2.240            1.759
                Third Quarter                         2.090            1.610
                Fourth Quarter                        2.500            1.710

     On October 7, 2003, the closing sale price for the Company's Common Stock was $3.22 per share. As of October 7, 2003 there were 54 shareholders of record of the Company's Common Stock. The Company believes that there are in excess of 500 beneficial holders of its common stock.

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

                                                           Fiscal Year Ended July 31,
                                                           --------------------------
                                                2003           2002         2001      2000       1999
                                                ----          -----         ----      ----       ----

Income Statement Data:
  Revenue                                  $286,444      $262,010     $280,278       $300,073   $228,641
  Cost of revenue                           253,049       225,602      242,925        260,236    195,423
                                            -------       -------      -------        -------    -------
  Gross profit                               33,395        36,408       37,353         39,837     33,218
  Selling, general and
    administrative expenses                  34,559        35,050       35,485         33,539     29,849
  Impairment of goodwill and
    write-off of related assets               2,481             -            -              -          -
                                              -----      --------      -------        -------    -------
Income (loss) from operations                (3,645)        1,358        1,868          6,298      3,369
Interest and other income, net                   25           184          767            602        404
Income tax provision (benefit)               (1,032)          600          908          2,800      1,590
                                              -----           ---          ---          -----      -----

Net income (loss)                           $(2,588)         $942       $1,727         $4,100     $2,183
                                             =======          ===        =====          =====      =====
Net income (loss) per share:
   Basic                                     $(0.32)        $0.12         $0.21          $0.51     $0.27
                                             =======         ====          ====           ====      ====
   Diluted                                   $(0.32)        $0.12         $0.21          $0.50     $0.27
                                             ======          ====          ====           ====      ====

Weighted average shares of common stock outstanding:
    Basic                                     7,990         7,990        8,036          8,108      8,096
                                              =====         =====        =====          =====      =====
    Diluted                                   7,990         7,991        8,058          8,228      8,096
                                              =====         =====        =====          =====      =====

                                                                      July 31,
                                               2003          2002        2001           2000       1999
                                               ----          ----        ----           ----       ----

Balance Sheet Data:
  Working capital                           $30,661       $30,098      $31,972        $30,453    $27,461
  Total assets                               77,750        70,661       61,783         74,573     61,778
  Short-term debt                                 -             -            -             18         85
  Shareholders' equity                       43,934        46,512       45,555         44,263     39,586

ITEM 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report. The following discussion contains certain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by the use of the words "believes," "intends," "expects," "will," "plans," "anticipates," or similar expressions. Forward looking statements are not historical facts, are based on the Company's beliefs and expectations as of the date of this report, and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in those forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth below and the risk factors described in the Company's other filings from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements.

General

     We are an integrator and reseller of computer hardware, software and networking products, primarily for commercial customers, and a distributor of display technology solutions and plasma display monitors, primarily to dealers and system integrators. We offer our customers single-source solutions, customized to their information systems needs, by integrating analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. To date, most of our revenues have been derived from product sales. We generally do not develop or sell software products. However, certain computer hardware products sold by us are loaded with prepackaged software products.

Certain Trends and Uncertainties

     General. The technology industry is characterized by a number of potentially adverse business conditions, including pricing pressures, evolving distribution channels, market consolidation and a decline in the rate of growth in sales of personal computers. Heightened price competition among various manufacturers may result in reduced per unit revenue and declining gross profit margins. As a result of the intense price competition within our industry, we have experienced increasing pressure on our gross profit and operating margins with respect to our sale of products. Our inability to compete successfully on the pricing of products sold, or a continuing decline in gross margins on products sold due to adverse industry conditions or competition, may have a material adverse effect on our business, financial condition and results of operations.

     Value-Added Services. An integral part of our strategy is to increase our value-added services revenue. These services generally provide higher gross margins than those associated with the sale of products. This strategy requires us, among other things, to attract and retain highly skilled technical employees in a competitive labor market, provide additional training to our sales representatives and enhance our existing service management system. We cannot predict whether we will be successful in increasing our focus on providing value-added services, and the failure to do so may have a material adverse effect on our business, results of operations and financial condition.

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

     Management of Growth. Our strategy, encompassing the expansion of service offerings, the expansion of existing offices, and the establishment of new regional offices, has challenged and will continue to challenge our senior management and infrastructure. We cannot predict our ability to respond to these challenges. If we fail to effectively manage our planned growth, there may be a material adverse effect on our business, results of operations and financial condition.

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

     Competition.   The  technology   industry  is   characterized   by  intense
competition.  We directly  compete with local,  regional  and  national  systems integrators, value-added resellers and distributors as well as with certain technology manufacturers that market through direct sales forces and/or the Internet. The technology industry has recently experienced, and may continue to experience, a significant amount of consolidation through mergers and acquisitions, and manufacturers of personal computers may increase competition by offering a range of services in addition to their current product and service offerings. In the future, we may face further competition from new market entrants and possible alliances between existing competitors. In addition, certain suppliers and manufacturers have been, and additional suppliers and manufacturers may choose, to market products directly to end users through a direct sales force and/or the Internet rather than or in addition to channel distribution, and may also choose to market services directly to end users. Some of our competitors have or may have, greater financial, marketing and other resources, and may offer a broader range of products and services, than us. As a result, they may be able to respond more quickly to new or emerging technologies or changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing or devote greater resources to the promotion of their products and services. We may not be able to compete successfully in the future with these or other current or potential competitors.

     Vendor Relationships and Product Availability. Our business is dependent upon our relationships with major manufacturers and distributors in the technology industry. Many aspects of our business are affected by our relationships with major manufacturers, including product availability, pricing and related terms, and reseller authorizations. The increasing demand for display technology solutions and ancillary equipment has resulted in significant product shortages from time to time, because manufacturers have been unable to produce sufficient quantities of certain products to meet demand. In addition, many manufacturers have adopted "just in time" manufacturing principles that can reduce the immediate availability of a wide range of products at any one time. We cannot predict that manufacturers will maintain an adequate supply of these products to satisfy all the orders of our customers or that, during periods of increased demand, manufacturers will provide products to us, even if available, or at discounts previously offered to us. In addition, we cannot assure you that the pricing and related terms offered by major manufacturers will not adversely change in the future. Our failure to obtain an adequate supply of products, the loss of a major manufacturer, the deterioration of our relationship with a major manufacturer or our inability in the future to develop new relationships with other manufacturers may have a material adverse effect on our business, financial condition and results of operations. On May 3, 2002, the Hewlett-Packard Company and Compaq Computer Corporation merged. Manchester sold the products of both companies and we believe that we had strong relationships with both companies and continue to have a strong relationship with the merged company. While we do not believe that there will be a material adverse effect on our business, financial condition and results of operations as a result of this merger, there can be no assurance that such a material adverse effect will not occur.

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

     Rapid product improvement and technological change characterize the technology industry. This results in relatively short product life cycles and rapid product obsolescence, which can place inventory at considerable valuation risk. Certain of our suppliers provide price protection to us, which is intended to reduce the risk of inventory devaluation due to price reductions on current products. Certain of our suppliers also provide stock balancing to us pursuant to which we are able to return unsold inventory to a supplier as a partial credit against payment for new products. There are often restrictions on the dollar amount of inventory that we can return at any one time. Price protection and stock balancing may not be available to us in the future, and, even if available, these measures may not provide complete protection against the risk of excess or obsolete inventories. Certain manufacturers have reduced the period for which they provide price protection and stock balancing rights. Although we maintain a sophisticated proprietary inventory management system, we cannot assure you that we will continue to successfully manage our existing and future inventory. Our failure to successfully manage our current or future inventory may have a material adverse effect on our business, financial condition and results of operations.

     As a result of the rapid changes that are taking place in computer, networking and display technologies, product life cycles are short. Accordingly, our product offerings change constantly. Prices of products change frequently, with generally higher prices early in the life cycle of the product and lower prices near the end of the product's life cycle. The technology industry has experienced rapid declines in average selling prices of personal computers, peripherals and display technology. In some instances, we have been able to offset these price declines with increases in units shipped. There can be no assurance that average selling prices will not continue to decline or that we will be able to offset declines in average selling prices with increases in units shipped.

     Management. The Company is highly dependent upon the services of the members of its senior management team, particularly Barry R. Steinberg, the Company's founder, Chairman of the Board, President and Chief Executive Officer. The loss of any member of the Company's senior management team may have a material adverse effect on its business.

     Acquisitions. The Company envisions that part of our future growth will come from acquisitions consistent with our strategy. There can be no assurance that we will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to us, or to integrate the operations of such acquired businesses with our operations. Certain of these acquisitions may be of significant size and may include assets that are outside our geographic territories or are ancillary to our core business strategy.

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

     Stock Repurchase Program. The Company's Board of Directors has authorized the Company to repurchase up to $1 million of its common stock, which authorization is effective until the first Board of Directors meeting following the close of our 2003 fiscal year (expected to be at the end of October 2003), unless earlier terminated by the Board. The extent to which the Company repurchases its stock and the timing of such purchases will depend upon market conditions and other corporate considerations to be evaluated by the Executive Committee of the Board. The repurchase program does not obligate the Company to repurchase any specific number of shares, and repurchases pursuant to the program may be suspended or resumed at any time or from time to time without further notice or announcement. There can be no assurance as to the effect, if any, that the adoption of the repurchase program or the making of repurchases thereunder will have on the market price of our common stock.

     This discussion of uncertainties is by no means exhaustive, but is designed to highlight important factors that may impact the Company's outlook and results.

       E-Commerce

     We utilize two websites each incorporating an electronic commerce system. The sites, located at www.e-manchester.com and www.electrograph.com allow both existing customers, corporate shoppers and others to find product specifications, compare products, check price and availability and place and track orders quickly and easily 24 hours a day seven days a week. We have made, and expect to continue to make, significant investments and improvements in our e-commerce capabilities. There can be no assurance that we will be successful in enhancing and increasing our business through our expanded Internet presence.

Acquisitions

       Donovan Consulting Group, Inc.

     On August 29, 2001, the Company acquired all of the outstanding stock of Donovan Consulting Group, Inc. ("Donovan"), a Delaware corporation headquartered near Atlanta, Georgia. Donovan is a technical services firm that delivers Wireless LAN solutions to customers nationwide. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $1,500,000 plus potential future contingent payments. No contingent payments were made. In connection with the acquisition, the Company assumed approximately $435,000 of bank debt and $43,000 of other debt, which were subsequently repaid. Donovan was acquired in order to strengthen the Company's position in the Wireless LAN arena. Donovan allowed the Company to offer total Wireless LAN solutions including state of the art products as well as the services necessary to have those products operate optimally.

     Operating results of Donovan are included in the consolidated statements of operations from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $497,000 and $869,000, respectively. The excess of the aggregate purchase price over the estimated fair value of the tangible net assets acquired was approximately $1,872,000. The factors that contributed to the determination of the purchase price and the resulting goodwill include the significant growth expected in this area due to the combination of the Company's long history of strong customer relationships, financial strength and stability coupled with Donovan's product offerings and highly skilled technical staff. The $1,872,000 was not amortized and was subject to impairment testing in accordance with Statement No. 142, "Goodwill and Other Intangible Assets."

     In July 2003, the Company closed the Donovan operations and sold certain assets back to the former owners of Donovan. The operations were closed because the synergies that were anticipated at the time of the purchase did not materialize and the Company will continue to provide wireless solutions via partner delivered relationships that are estimated to be more cost effective. As a result, the Company recorded a charge of $2,481,000 for the impairment of goodwill and write-off of related assets of Donovan.

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

     Revenue from product sales is recognized at the time of shipment to the customer. Revenue from services is recognized when the related services are performed. When product sales and services are bundled, revenue is generally recognized upon delivery of the product and completion of the installation. Service contract fees are recognized as revenue ratably over the period of the applicable contract. Deferred service contract revenue represents the unearned portion of service contract fees. The Company generally does not develop or sell software products. However, certain computer hardware products sold by the Company are loaded with prepackaged software products. The net impact on the Company's financial statements of product returns, primarily for defective products, has been insignificant.

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

       Results of Operations

     The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations expressed as a percentage of related revenue or total revenue.

                                                                       Percentage of Revenue for
                                                                       the Year Ended July 31,
                                                                     2003         2002          2001
                                                                     ----         ----          ----
Revenue
         Products                                                    93.2%        95.3%         97.0%
         Services                                                     6.8          4.7           3.0
                                                                      ---          ---           ---
                                                                     100.0        100.0         100.0
                                                                    -----        -----         -----
Cost of revenue
         Products                                                    89.2         86.7          87.1
         Services                                                    76.3         74.6          71.8
                                                                     ----         ----          ----
                                                                     88.3         86.1          86.7
                                                                     ----         ----          ----

Product gross profit                                                 10.8         13.3          12.9
Services gross profit                                                23.7         25.4          28.2
                                                                     ----         ----          ----
         Gross profit                                                11.7         13.9          13.3

Selling, general and administrative expenses                         12.1         13.4          12.6
Impairment of goodwill and write-off of related assets                0.9         -               -
                                                                      ---       -----           ---
Income (loss) from operations                                        (1.3)         0.5           0.7
Interest and other income, net                                        -            0.1           0.2
                                                                    -----          ---           ---
Income (loss) before income taxes                                    (1.3)         0.6           0.9
Income tax provision (benefit)                                       (0.4)         0.2           0.3
                                                                      ---          ---           ---
Net income (loss)                                                    (0.9)%        0.4%          0.6%
                                                                     =====         ===           ===

Year Ended July 31, 2003 Compared to Year Ended July 31, 2002

     Revenue. Revenue increased by $24.4 million or 9% to $286.4 million for the year ended July 31, 2003 or fiscal 2003 from $262.0 million for the year ended July 31, 2002 or fiscal 2002. Revenue from the sale of products increased by $17.1 million or 7% while revenue from service offerings increased by $7.3 million or 60%. The increase in product revenue is primarily a result of increased sales of display technology solutions, primarily sales of large screen flat panel displays, by our Electrograph subsidiary. The increase in service revenue is primarily attributable to the Company's continued focus on growing its sales of services and solutions to its existing customer base and to new customers, as well as the growth in the sales of services that are delivered by manufacturers or vendors.

     Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds related to volume purchases provided by manufacturers. All other operating costs are included in selling, general and administrative expenses, offset in part by certain market development funds provided by manufacturers. Gross profit decreased by $3.0 million or 8% from $36.4 million in fiscal 2002 to $33.4 million in fiscal 2003. Gross profit from product sales decreased by $4.5 million or 14% while gross profit from service offerings increased by $1.5 million or 49%. As a percentage of revenue, gross profit from the sale of products decreased from 13.3% in fiscal 2002 to 10.8% in fiscal 2003 primarily as a result of increased competition and pricing pressure. As a percentage of revenue, gross profit from the sale of services declined from 25.4% in fiscal 2002 to 23.7% in fiscal 2003 due primarily to increased sales of lower margin services that are delivered by manufacturers or vendors.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $491,000 or 1% from $35.1 million in fiscal 2002 to $34.6 million in fiscal 2003. The decrease is principally due to lower salaries and personnel costs of approximately $900,000 reflecting the cost reduction measures that have been instituted by the Company, decreased rent expense of approximately $280,000 as a result of the capital leases entered into by the Company in March 2003 and decreased sales commissions of approximately $630,000 due to the lower gross margins earned on revenues. These decreases were partially offset by higher telephone expenses of approximately $390,000 and increased bad debt expense of approximately $930,000, primarily due to the bankruptcy of one customer. As a percentage of revenue, selling, general and administrative expenses decreased from approximately 13.4% in fiscal 2002 to 12.1% in fiscal 2003.

     Impairment of goodwill and write-off of related assets. In July 2003, the Company closed the operations of its Donovan subsidiary, and sold certain assets back to the former owners of Donovan. The operations were closed because the synergies that were anticipated at the time of the purchase did not materialize and the Company will continue to provide wireless solutions via partner delivered relationships that are estimated to be more cost effective. As a result, the Company recorded a charge of approximately $2.5 million for the impairment of goodwill and write-off of related assets of Donovan.

     Interest and Other Income, net. Interest and other income, net, declined by $159,000 from $184,000 in fiscal 2002 to $25,000 in fiscal 2003. The decrease in fiscal 2003 is primarily a result of the Company's receipt of insurance proceeds in the amount of $113,000 and interest income of $120,000 earned on the Company's cash investments offset by interest expense of approximately $210,000 related to the interest portion of the capital leases entered into by the Company in March 2003 as compared with interest income of $184,000 earned in fiscal 2002 on the Company's cash investments.

     Income tax provision (benefit). Our effective tax expense rate was 38.9% in fiscal 2002 and our effective tax benefit rate was 28.5% in fiscal 2003. The change in the rates is primarily due to the effect permanent differences have on the income or loss in the periods.

Year Ended July 31, 2002 Compared to Year Ended July 31, 2001

     Revenue. Revenue decreased by $18.3 million or 7% to $262.0 million for fiscal 2002 from $280.3 million for the year ended July 31, 2001 or fiscal 2001. Revenue from the sale of products decreased by $22.2 million or 8% while revenue from service offerings increased by $3.9 million or 48%. The decrease in product revenue is primarily a result of lower sales of personal computers and peripherals as a result of the overall slowdown in economic activity in general as well as the decline in corporate spending in the technology industry in particular in fiscal 2002. This was partially offset by increased sales of display monitors, primarily large screen flat panel displays by our Electrograph subsidiary. The increase in service revenue is primarily attributable to the Company's acquisitions of Donovan and e.Track in fiscal 2002 as well as the growth in the sales of services to customers that are delivered by manufacturers or vendors.

     Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain market development funds provided by manufacturers. All other operating costs are included in selling, general and administrative expenses, offset in part by certain market development funds provided by manufacturers. Gross profit decreased by $0.9 million or 3% from $37.4 million in fiscal 2001 to $36.4 million in fiscal 2002. Gross profit from product sales decreased by $1.7 million or 5% while gross profit from service offerings increased by $0.8 million or 33%. As a percentage of revenue, gross profit from the sale of products increased from 12.9% in fiscal 2001 to 13.3% in fiscal 2002 primarily as a result of increased sales of higher margin products, increased volume rebates received from manufacturers and certain large volume product purchases for which the Company received discounts. As a percentage of revenue, gross profit from the sale of services declined from 28.2% in fiscal 2001 to 25.4% in fiscal 2002 due primarily to lower utilization of technical personnel as well as increased sales of lower margin services that are delivered by manufacturers or vendors.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $435,000 or 1% from $35.5 million in fiscal 2001 to $35.1 million in fiscal 2002. The decrease is principally due to lower salaries and personnel costs of approximately $400,000 reflecting the cost reduction measures that have been instituted as a result of the of the overall slowdown in economic activity and the reduction in revenue, decreased bad debt expense of approximately $220,000, lower advertising costs of approximately $240,000 and lower depreciation and amortization costs of $130,000. These decreases were partially offset by higher telephone expenses of approximately $250,000 and increased rent expenses of approximately $220,000 as a result of the Company's acquisitions in fiscal 2002. As a percentage of revenue, selling, general and administrative expenses increased from approximately 12.6% in fiscal 2001 to 13.4% in fiscal 2002.

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

Liquidity and Capital Resources

     Our primary sources of cash and cash equivalents in fiscal 2003 have been internally generated working capital from profitable operations. The Company's working capital at July 31, 2003 and 2002 was approximately $30.7 million and $30.1 million, respectively.

     Operations for fiscal 2003, fiscal 2002 and fiscal 2001, after adding back non-cash items, provided cash of approximately $3.6 million, $3.7 million and $5.1 million, respectively. During such years, other changes in working capital provided (used) cash of approximately ($2.6) million, ($4.4) million and ($4.1) million, respectively, resulting in cash being provided by (used in) operating activities of approximately $0.9 million, ($0.7) million and $0.9 million, respectively. Our accounts receivable and accounts payable balances, as well as our investment in inventory, can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date.

     Investment activities for fiscal 2003, fiscal 2002 and fiscal 2001 used cash of approximately $1.3 million, $4.2 million and $2.0 million, respectively. These amounts include additions to property and equipment in fiscal 2003, fiscal 2002 and fiscal 2001 of approximately $1.3 million, $2.6 million and $2.0 million, respectively, and the payment for acquisitions, net of cash acquired, of approximately $1.6 million in fiscal 2002.

     Financing activities for fiscal 2003, fiscal 2002 and fiscal 2001 used cash of approximately $65,000, $0.6 million and $0.6 million, respectively. These amounts include (i) proceeds from the issuance of common stock in connection with the exercise of stock options of approximately $6,000, in fiscal 2001, (ii) net repayments of bank loans, capitalized lease obligations and other debt of approximately $65,000, $0.6 million and $18,000 in fiscal 2003, 2002 and 2001, respectively; and (iii) the purchase and retirement of the Company's common stock of approximately $0.6 million in fiscal 2001.

     We have available a line of credit with a financial institution in the aggregate amount of $15.0 million. At July 31, 2003, no amounts were outstanding under this line. At July 31, 2003, the Company was not in compliance with all the financial ratios and covenants that it is required to maintain in connection with its line of credit. The Company received a waiver waiving its requirements from its banks for the period ended July 31, 2003.

     We believe that our current balances in cash and cash equivalents, expected cash flows from operations and available borrowings under the line of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 2004. We currently have no material commitments for capital expenditures, other than operating and capital leases that the Company has committed to for its facilities and certain tangible property. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory, the purchase of equipment, expansion of facilities, as well as the possible opening of new offices, potential acquisitions and expansion of the Company's service and e-commerce capabilities. In addition, there are no transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect liquidity or the availability of, or requirements for, capital resources.

     The Company leased its warehouse and distribution center as well as its corporate offices and certain sales facilities from entities owned or controlled by shareholders, officers or directors of the Company. In March 2003, the owners sold the properties leased by the Company to an unaffiliated company. In connection with the sale, the Company entered into three fifteen-year leases, each expiring on March 31, 2018, with the new owner. Lease terms include a lower base rent in the first year, annual rent increases of two percent and four five-year renewal options.

     The Company recorded the new leases as capital leases and accordingly recorded an asset of approximately $8.2 million. The asset is classified in the balance sheet as Property and equipment, net, and is amortized using the straight-line method over the lease terms and the related obligations are recorded as liabilities.

     The following represents the Company's commitment under capital leases for each of the next five years ended July 31 and thereafter:

                                                                (in thousands)
                                                                -------------

                      2004                                          $  825
                      2005                                             842
                      2006                                             859
                      2007                                             876
                      2008                                             894
                      2009 and thereafter                            9,612
                                                                  --------

                      Total payments                                13,908
                      Amount representing interest                  (5,773)
                                                                  ---------

                      Obligations under capital leases               8,135
                      Obligations due within one year                 (212)
                                                                 ----------

                      Long-term obligations under capital leases    $7,923
                                                                   =======

       The following represents the Company's commitment under operating leases for each of the next five years ended July 31 and thereafter:
                                                     (in thousands)
                                                     ------------
                               2004                      $603
                               2005                       631
                               2006                       595
                               2007                       553
                               2008                       210
                               Thereafter                   -
                                                      -------
                                                       $2,592
                                                       ======

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

       Impact of Recently Issued Accounting Standards

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally defined by SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement during the fiscal year ended July 31, 2003. The application of the disclosure portion of this standard had no impact on the Company's consolidated financial position or results of operations. The FASB recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard on which it is currently deliberating. The FASB anticipates issuing an Exposure Draft in the fourth quarter of 2003 and a final statement in the second quarter of 2004. The Company will continue to monitor the FASB's progress on the issuance of this standard as well as evaluate the Company's position with respect to current guidance.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial instruments with Characteristics of both Liability and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity in its statement of financial position. SFAS No. 150 is effective for new or modified financial instruments beginning July 1, 2003 and for existing instruments beginning August 1, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a material impact on its consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("Int. No. 46") an interpretation of ARB No. 51. Int. No. 46 addresses consolidation by business enterprises of variable interest entities. Int. No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. Int. No. 46, as revised, applies in the first year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining the impact, if any, of implementing Int. No. 46 on its consolidated financial statements.

     In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, Revenue arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables is not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company does not believe that the adoption of EITF 00-21 will have a significant impact on the Company's financial position or results of operations.

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

     ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

     ITEM 9A. Controls and Procedures

     Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(b) under the Securities Exchange Act of 1934 [the "Exchange Act"]) as of July 31, 2003 (the end of the period covered by this Annual Report on Form 10-K). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company's disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports that the Company files or submits under the Exchange Act have been made known to them in a timely fashion.

     During our fiscal quarter ended July 31, 2003, no significant change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

         The following table sets forth information concerning each of the directors and executive officers of the Company:

Name                                           Age        Position
----                                           ---        --------

Barry R. Steinberg                             61         Chairman of the Board, President, Chief
Executive Officer and Director

Joel G. Stemple, Ph.D                          61         Executive Vice President, Secretary and Director

Elan Yaish                                     33         Vice President Finance, Chief Financial Officer and
                                                             Assistant Secretary

Laura Fontana                                  48         Vice President - Technical Services

Seth Collins                                   36         Vice President of Operations

Robert Sbarra                                  43         Vice President of Sales and Marketing

Joel Rothlein, Esq.                            74         Director

Bert Rudofsky                                  70         Director

Michael E. Russell                             56         Director

Julian Sandler                                 59         Director

Robert J. Valentine                            53         Director

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

     Elan Yaish has served as Vice President Finance since January 2003 and as the Company's Chief Financial Officer and Assistant Secretary since August 2002. From February 2000 until joining the Company, Mr. Yaish served as Assistant Vice President of Finance for Comverse Technology, Inc. From June 1996 until February 2000, Mr. Yaish was employed as Vice President of Finance and Controller for Trans-Resources, Inc. Mr. Yaish is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

     Laura Fontana has served as Vice President - Technical Services since January 2000 and as Director of Technical Services since January 1999. A twenty-year Manchester veteran, Ms. Fontana had previously managed the sales organization and been largely responsible for the design of sales, product information, and automated order-processing systems. She received her B.A. from Dowling College.

     Seth Collins has served as Vice President of Operations since January 2003 and Director of Operations since joining the Company in February 1999. Prior to joining Manchester in February 1999, Mr. Collins was a manager in the financial services consulting group of Oracle. Previously, Mr. Collins worked for FleetBoston and Andersen Consulting. Mr. Collins is a graduate of Rennselaer Polytechnic Institute. Mr. Collins is the son-in-law of Barry R. Steinberg.

     Robert Sbarra has served as Vice President of Sales and Marketing since joining the Company in April 2003. Prior to joining Manchester, Mr. Sbarra served in various management positions at Hewlett Packard from June 1982 to February 2003, most recently as Sales Director for National Accounts in the Commercial Channels Group. Mr. Sbarra is a graduate of Columbia University where he received a B.A. in Economics.

     Joel Rothlein, Esq. has been a director of the Company since October 1996. Mr. Rothlein is a partner in the law firm of Kressel Rothlein Walsh & Roth, LLC, at Massapequa, New York. Kressel Rothlein Walsh & Roth, LLC, and its predecessor firms, have acted as outside general counsel to the Company since the inception of the Company.

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

     Michael E. Russell became a director on July 15, 1998. Mr. Russell is presently a Director of Investments at Wachovia Securities and has held several distinguished positions as a member of the business community, as a member of the New York State Metropolitan Transportation Authority (1987-1989), as commissioner of the New York State Commission on Cable Television (1989-1991) and as Special Assistant to the New York State Senate Majority Leader (1991-1994).

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

     Robert J. Valentine became a director on April 17, 2001. Mr. Valentine is an analyst for ESPN and was the Manager of the New York Mets Major League Baseball team from August 1996 to September 2002. In addition, Mr. Valentine is the owner of a chain of restaurants, a corporate spokesman and author.

Audit Committee Composition

     The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Bert Rudofsky, Michael E. Russell and Julian Sandler are the members of our audit committee.

Audit Committee Financial Experts

     Our Board of Directors has determined that in its judgment, each of Bert Rudofsky, Michael E. Russell and Julian Sandler qualifies as an "audit committee financial expert" in accordance with the applicable rules and regulations of the SEC. An audit committee financial expert is a person who has (1) an understanding of generally accepted accounting principles and financial statements; (2) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (3) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities; (4) an understanding of internal controls and procedures for financial reporting; and
(5) an understanding of audit committee functions.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Securities Exchange Act of 1934, as amended, requires that officers, directors and holders of more than 10% of the Common Stock (collectively, "Reporting Persons") file reports of their trading in our equity securities with the Securities and Exchange Commission. Based on a review of
Section 16 forms filed by the Reporting Persons during the fiscal year ended July 31, 2003, we believe that the Reporting Persons timely complied with all applicable Section 16 filing requirements.

Code of Ethics

     The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to our Chief Executive Officer, Chief Financial Officer, and members of our Finance Department. The Code of Ethics is posted on our website, http://www.e-manchester.com/company/investor.asp under the heading "Code of Ethics." We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Ethics by posting such information at the same location on our website.

ITEM 11.      Executive Compensation.

     The following table sets forth a summary of the compensation paid or accrued by the Company during the fiscal years ended July 31, 2003, 2002, and 2001 to the Company's Chief Executive Officer and to its next four most highly compensated executive officers whose compensation exceeded $100,000 (collectively, the "Named Executive Officers"):

                           Summary Compensation Table
                                                                                      Long Term
                                                                                      Compensation
                                       Annual Compensation                            Common Stock
Name and                                                           Other Annual       Underlying        All Other
Principal Position              Year       Salary       Bonus      Compensation(1)    Options           Compensation

Barry R. Steinberg,             2003       $650,000                  $47,931 (2)                  -          -
 President  and Chief           2002       $650,000            -     $49,429 (2)                  -          -
 Executive Officer              2001       $650,000            -     $63,954 (2)                  -          -

Joel G. Stemple, Executive      2003       $225,000            -     $33,649 (3)                  -          -
 Vice President and             2002       $375,000            -     $33,349 (3)                  -          -
  Secretary                     2001       $450,000            -     $38,379 (3)                  -          -

Laura Fontana, Vice             2003       $227,630            -     $30,744 (4)            100,000          -
President - Technical Services  2002       $196,794      $20,406     $35,744 (4)                  -          -
                                2001       $203,782      $13,418     $31,438 (4)                  -          -

Elan Yaish, Chief               2003       $200,782      $25,000     $12,433 (5)            150,000(7)       -
Financial Officer, Vice
President  Finance and
Assistant Secretary

Seth Collins, Vice President    2003       $171,202            -     $20,700 (6)            100,000          -
Operations


No restricted stock awards, stock appreciation rights or long-term incentive plan awards (all as defined in the proxy regulations promulgated by the Securities and Exchange Commission) were awarded to, earned by, or paid to the Named Executive Officers during the fiscal year ended July 31, 2003.
------------------
(1) Includes in fiscal 2003 employer matching contributions to the Company's defined contribution plan of $6,000, $6,000, $6,000, $4,500, and $6,000 for Messrs. Steinberg, Stemple, Yaish, Collins and Ms. Fontana, respectively, in fiscal 2002 employer matching contributions to the Company's defined contribution plan of $6,000, $6,000, and $6,000 for Messrs. Steinberg, Stemple and Ms. Fontana, respectively, and in fiscal 2001 employer matching contributions of $5,100, $5,100, and $5,100 for Messrs. Steinberg, Stemple and Ms. Fontana, respectively.
 (2) Includes $34,575 in 2003 and 2002, and $50,000 in 2001 of premiums paid by the Company for a whole life insurance policy in the name of Mr. Steinberg having a face value of $2,600,000 and under which his daughters, on the one hand, and the Company, on the other hand, are beneficiaries and share equally in the death benefits payable under the policy.
 (3) Includes $17,286 in 2003 and 2002, and $25,000 in 2001, of premiums paid by the Company for a whole life insurance policy in the name of Mr. Stemple having a face value of $1,300,000 and under which his spouse and the Company are beneficiaries and are entitled to $600,000 and $700,000, respectively, of the death benefits payable under the policy.
 (4)  Includes $1,944 in 2003, $1,943 in 2002 and $5,000 in 2001 of premiums paid by the Company for a whole life insurance policy in the name of Ms. Fontana having a face value of $589,000 and under which her minor child and the Company are beneficiaries and are entitled to $200,000 and $389,000, respectively, of death benefits payable under the policy. Also includes $15,000, $20,000 and $13,538 in 2003, 2002 and 2001,
      respectively, representing the present value of benefits earned under the Company's deferred compensation plan.
  (5) Includes $1,333 in 2003 representing the present value of benefits earned under the Company's deferred compensation plan.
  (6) Includes $11,250 in 2003 representing the present value of benefits earned under the Company's deferred compensation plan.
  (7) Includes option to purchase 50,000 shares granted to Mr. Yaish on August 12, 2002 that Mr. Yaish surrendered upon grant of 100,000 shares to Mr. Yaish on April 30, 2003.

Option/SAR Grants in the Last Fiscal Year

     The following table sets forth certain information concerning options granted to the Named Executive Officers during the fiscal year ended July 31, 2003. The Company has not granted any stock appreciation rights.

                               Option Grants During the Fiscal Year Ended July 31, 2003

                    Number of        % of Total                                      Potential Realizable Value
                    Securities       Options                                         at Assumed Annual Rates
                    Underlying       Granted to        Exercise                      of  Stock Price Appreciation
                    Options          Employees in      Price         Expiration      for Option Term(1)
                                                                                     ------------------
Name                Granted          Fiscal Year       Per Share     Date            5%                10%
----                -------          -----------       ---------     ----            --                ---

Laura Fontana       100,000 (2)          15.0%          $1.84         5/01/13         $115,717          $293,249
Seth Collins        100,000 (2)          15.0%          $1.84         5/01/13         $115,717          $293,249
Elan Yaish           50,000 (3)           7.5%          $2.01         8/12/12(4)               -               -
Elan Yaish          100,000 (2)          15.0%          $1.84         5/01/13         $115,717          $293,249

-------------

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

(2) Options become exercisable in four equal annual installments commencing May 1, 2004.

(3) The options were exercisable in two equal annual installments commencing August 12, 2004.

(4) The options were surrendered by Mr. Yaish concurrently with the grant to him of 100,000 options on May 1, 2003.

Aggregated Options/SAR Exercises and Fiscal Year-end Options/SAR Value Table

         The following table sets forth information with respect to the number and value of exercisable and unexercisable options granted to the Named Executive Officers as of July 31, 2003. The Named Executive Officers did not exercise any options during the fiscal year ended July 31, 2003. The Company has not granted any stock appreciation rights.

                                                                                        Value of
                                                       Number of Securities             Unexercised
                        Shares                         Underlying Unsecured             In-the-Money
                        Acquired                       Options/SAR's at                 Options/SAR's at
                        on             Value           July 31, 2003                    July 31, 2003(1)
         Name           Exercise       Realized        Exercisable/Unexercisable        Exercisable/Unexercisable
         ----           --------       --------        -------------------------         -------------------------

Laura Fontana                  -           -                 50,000/100,000                $ - /$29,100
Seth Collins                   -           -                  6,000/100,000                $ - /$29,100
Elan Yaish                     -           -                     - /100,000                $ - /$29,100

--------
(1) Based on the closing sale price of common stock as of July 31, 2003 ($2.13 per share) minus the applicable exercise price.

Compensation of Directors

     Pursuant to the Company's compensation plan for its directors, all non-employee directors receive a $20,000 annual stipend, payable in four quarterly installments. In addition, each non-employee director is granted annually on August 1, an option under the Company's Amended and Restated 1996 Incentive and Non Incentive Stock Option Plan to purchase 10,000 shares at an exercise price equal to the fair market value of the common stock as of the close of business on the last business day preceding such close. Such options are for a term of five years and are exercisable immediately upon such grant. On August 1, 2002, each of Joel Rothlein, Bert Rudofsky, Michael E. Russell, Julian Sandler and Robert J. Valentine, who are non-employee directors, received non-incentive options to purchase 10,000 shares at an exercise price of $2.16 per share (the fair market value of the common stock on that date).

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

     Dr. Stemple. We have an employment agreement with Joel G. Stemple, PhD, which extends through fiscal 2004. Under the employment agreement, which commenced on August 1, 2003, Dr. Stemple receives a base salary of $225,000, and is entitled to an automobile and certain deferred compensation benefits, as well as medical and other benefits generally offered by us to our employees. Dr. Stemple also is able to participate in our stock option plan. The employment agreement is terminable by either party on 90 days' prior notice. In the event we so terminate Dr. Stemple's employment, he is entitled to severance equal to 12 months of his then current base salary and $62,000 per year for the next three years plus medical benefits based upon his severance agreement with the Company. This severance will be payable in accordance with our customary payroll practices. Under the employment agreement, if Dr. Stemple terminates his employment, or we terminate his employment for cause, Dr. Stemple is prohibited, for a two-year period from such termination, from competing with us in the eastern half of the United States.


Compensation Committee Interlocks and Insider Participation

     The members of our Compensation Committee are Joel Rothlein, Esq., Julian Sandler, and Bert Rudofsky. Mr. Rothlein is a partner of Kressel Rothlein Walsh & Roth, LLC, which, with its predecessor firms, has acted as our outside general counsel since our inception. We paid Kressel Rothlein Walsh & Roth, LLC approximately $257,000, $208,000, and $215,000, for legal fees in the fiscal years ended July 31, 2003, 2002 and 2001, respectively. In addition, during the years ended July 31, 2003, 2002 and 2001, we recorded revenue of approximately $164,000, $45,000, and $178,000, respectively, in connection with the sale of computer equipment to a company controlled by Mr. Sandler.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of October 7, 2003 (except as otherwise indicated) with respect to the number of shares of the Company's common stock beneficially owned by each person who is known to the Company to beneficially own more than 5% of the common stock, together with their respective addresses, the number of shares of common stock beneficially owned by each director of the Company and each Named Executive Officer of the Company, and the number of shares of common stock beneficially owned by all named executive officers and directors of the Company as a group. Except as otherwise indicated, each such shareholder has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

                                                        Shares Beneficially       Percent of Shares
      Name and Address                                         Owned(1)             Outstanding
      -----------------------------------------------------------------------------------------

      Barry R. Steinberg(2) (3)                              4,690,201                58.7%
      Joel G. Stemple(2)                                       626,263                 7.8
      Elan Yaish(2)                                                  -                  *
      Laura Fontana(2) (4)                                      50,500                  *
      Seth Collins(2) (3) (4)                                   65,000                  *
      Joel Rothlein(4) (5)                                      62,666                  *
      Bert Rudofsky (4)                                         45,000                  *
      Michael E. Russell (4)                                    45,000                  *
      Julian Sandler(4)                                         51,000                  *
      Robert J. Valentine(4)                                    20,000                  *
      Dimensional Fund Advisors, Inc. (5)                      600,300                 7.5 (6)
      1299 Ocean Ave. 11th Fl., Santa Monica, CA 90401
      All executive officers and directors as a group
        (10 persons) (7)                                     5,655,630                68.5%

      * Less than 1%.

(1) For purposes of determining the aggregate amount and percentage of shares deemed beneficially owned by directors and Named Executive Officers of the Company individually and by all directors, nominees and Named Executive Officers as a group, exercise of all options exercisable at or within 60 days listed in the footnotes hereto is assumed. For such purposes 8,256,215 shares of Common Stock are deemed to be outstanding.

(2)  Address is 160 Oser Avenue, Hauppauge, New York 11788.

(3) Includes 59,000 shares owned by Mr. and Mrs. Collins, which shares were purchased with the proceeds of a loan from Mr. Steinberg. As reported on
     Schedule 13D filed on March 24, 1997, as amended, Mr. Steinberg and Mrs. Collins, each disclaim beneficial ownership of the common stock owned by the other.

(4) Includes options exercisable at or within 60 days to purchase 50,000 shares (Ms. Fontana); 6,000 shares (Mr. Collins); 50,000 shares (Mr. Sandler); 45,000 shares (Mr. Rudofsky); 50,000 shares (Mr. Rothlein); 45,000 shares (Mr. Russell); and 20,000 shares (Mr. Valentine).

(5) Based upon a Schedule 13G filed with Securities and Exchange Commission as of February 3, 2003.


(6) Based on 7,990,215 shares of common stock issued and outstanding on October 15, 2002.

(7)   See Notes 1 through 4 above.

ITEM 13.  Certain Relationships and Related Transactions

     Our Hauppauge, New York facilities were leased from entities affiliated with certain of our executive officers, directors or principal shareholders. Each of the leases with related parties was amended effective with the closing of our initial public offering in December 1996 to reduce the rent payable under the lease to then current market rates. The property located at 40 Marcus Boulevard, Hauppauge, New York was leased from a limited liability company owned 70% by Mr. Steinberg and his relatives, 20% by Joel G. Stemple, Ph.D., the Company's Executive Vice President and a principal shareholder, and 10% by Michael Bivona, a former officer of the Company. For the fiscal years ended July 31, 2003, 2002, and 2001, we made lease payments of $138,000, $202,000, and
$196,000, respectively, to such entity. Our offices at 160 Oser Avenue, Hauppauge, New York were leased from a limited liability company owned 65% by Mr. Steinberg, 17.5% by Dr. Stemple and 17.5% by Mr. Bivona. For the fiscal years ended July 31, 2003, 2002, and, 2001, we made lease payments of $212,000, $349,000, and $322,000, respectively, to such entity. The property located at 50 Marcus Boulevard, Hauppauge, New York was leased from Mr. Steinberg doing business in the name of Marcus Realty. For the fiscal years ended July 31, 2003, 2002, and 2001, we made lease payments of $260,000, $381,000, and $366,000, respectively, to such entity.

     In March 2003, the owners sold the Hauppauge, New York properties leased by the Company to an unaffiliated company. In connection with the sale, the Company entered into three fifteen-year leases, each expiring on March 31, 2018, with the new owner. Lease terms include a lower base rent in the first year, annual rent increases of two percent and four five-year renewal options.

     Joel Rothlein, Esq., a director of the Company, is a partner of Kressel Rothlein Walsh & Roth, LLC, which, with its predecessor firms, has acted as outside general counsel to the Company since our inception. During fiscal 2003, 2002, and 2001, $257,000, $208,000, and $215,000, respectively, was paid to such firm for legal fees.

     During the years ended July 31, 2003, 2002, and 2001, we recorded revenue of $164,000, $45,000, and $178,000, respectively, in connection with the sale of computer equipment to a company controlled by Julian Sandler, a director of the Company.

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

     In the ordinary course of its business dealings with customers and vendors, the Company utilizes a restaurant owned by Ilene Steinberg and Barry Steinberg for such catering, dining and entertainment services. During the years ended July 31, 2003, 2002 and 2001, the Company paid approximately $49,000, $109,000, and $64,000, respectively, for such services.

ITEM 14.  Principal Accountant Fees and Services

     Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A0, the disclosure requirements of this Item 14 are not effective until the filing of the Company's Annual Report on Form 10-K for its first fiscal year ending after December 15, 2003.

                                     PART IV
ITEM 15.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

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

  3.1.d(11)  Certificate of Amendment of Certificate of  Incorporation  filed
              January 30, 2001.

  3.2(1)     Bylaws of Registrant.

 10.1(1)     1996 Incentive and Non-Incentive Stock Option Plan of Registrant.

 10.2(1)     Agreement dated September 24, 1996 between Registrant  and Michael
             Bivona.

 10.3* Modification of Employment Agreement dated January 29, 2003 between Registrant and Joel G. Stemple.

 10.3.a*    Severance  and Release  Agreement  dated  January 29, 2003 between
             Registrant and Joel G. Stemple.


 10.4* Agreement of Employment dated April 1, 2003 between Registrant and Robert Sbarra.

 10.5.a(1)  Lease dated October 1995 between Registrant and 40 Marcus Realty,
             LLC - f/k/a 40 Marcus Realty Associates, as amended.

 10.5.b(1)  Lease dated January 1988 between Registrant and Marcus Realty, as amended.

 10.5.c(1)  Lease dated June 1995 between Registrant and Facilities Management.

 10.5.d(1)  Lease  dated  July  31,  1995  between  Registrant  and  Boatman's
              Equities, LLC - f/k/a 160 Oser Avenue Associates, as amended.

 10.5.e     Intentionally Omitted.

 10.5.f     Intentionally Omitted.

 10.5.g     Intentionally Omitted..

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

10.5.n(12)   Lease  dated  July 31,  1995  between  Registrant  and  Boatman's
               Equities, LLC - f/k/a 160 Oser Avenue Associates, as amended.

 10.5.o(13)  Lease  dated  November  30,  2001  between   Registrant  and  Kin
               Properties, Inc. as agent.

 10.5.p(14)  Lease dated June 1, 2002 between Electrograph Systems, Inc. and 40
              Marcus Realty Associates.

 10.5.q(15)  Lease dated September 9, 2002 between Electrograph Systems, Inc.
                and Pot Spring Center Limited Partnership.

 10.5.r(17)  Lease  dated  March  14, 2003  between  Registrant  and  General
                Electric Capital Business Asset Funding Corporation.

 10.5.s(17)  Lease  dated  March 14,  2003  between  Registrant  and General
                 Electric Capital Business Asset Funding Corporation.

 10.5.t(17)  Lease dated March 14, 2003 between  Electrograph  Systems,  Inc.
                and General Electric Capital Business Asset Funding Corporation.

 10.5.u(17)  Lease  dated May 1, 2003  between  Registrant  and FSP  Gateway
                 Crossing Limited Partnership.

 10.6        Intentionally Omitted.

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

 10.14(8) $15,000,000 Revolving Credit Facility Agreement dated June 25, 1999 between Registrant and EAB, as Agent.

 10.15(9)      Definitive  Purchase  Agreement  dated  March  22,  2000  between
               Registrant and Texport Technology Group, Inc. and Learning Technology Group, LLC.

 10.16(12)      Definitive  Purchase  Agreement  dated  August 29, 2001  between
                Registrant and Donovan Consulting Group.

 10.17(13)      Definitive  Purchase  Agreement  dated  November 1, 2001 between
                Registrant and e.Track Solutions, Inc.

 10.18(15)     Third  Amendment  to  $15,000,000   Revolving   Credit  Facility
               Agreement dated October 10, 2001 between Registrant and Citibank, as Agent.

 10.19(16)     Fourth  Amendment to  $15,000,000   Revolving  Credit  Facility
               Agreement dated July 30, 2002 between Registrant and Citibank, as
               Agent.

 10.20         Indemnification   Agreement  dated  September  18,  2003  between
               Registrant and Elan Yaish.

 21            Subsidiaries of the Registrant

 23            Independent auditors' consent.

 31.1          Certification of Barry R. Steinberg pursuant to Rule 13a-14(a)

 31.2     Certification   of  Elan  Yaish  pursuant  to  Rule  13a-14(a).

 32.1     Certification  of Barry R.  Steinberg  pursuant  to 18 U.S.C.  Section
          1350.

 32.2     Certification of Elan Yaish pursuant to 18 U.S.C. Section 1350.

(b)      Reports on Form 8-K

         Form 8-K filed June 16, 2003 disclosing Press Release dated June 11, 2003 reporting earnings for the third quarter ended April 30, 2003.

-----------------------
* Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K.

1. Filed as the same numbered Exhibit to the Company's Registration Statement on Form S-1 (File No. 333- 13345) and incorporated herein by reference thereto.
2.   Intentionally Omitted.
3. Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 (Commission File No. 0-21695) and incorporated herein by reference thereto.
4. Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1998 (Commission File No. 0-21695) and incorporated herein by reference thereto.
5. Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 (Commission File No. 0-21695) and incorporated herein by reference thereto.
6. Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1997 (Commission File No. 0-21695) and incorporated herein by reference thereto.
7. Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1998 (Commission File No. 0-21695) and incorporated herein by reference thereto.
8. Filed as the same numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended July 31, 1999 (Commission File No. 0-21695) and incorporated herein by reference thereto.
9. Filed as the same numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2000 (Commission File No. 0-21695) and incorporated herein by reference thereto.
10. Filed as the same numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2000 (Commission File No. 0-21695) and incorporated herein by reference thereto.
11. Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K dated January 30, 2001 (Commission File No. 0-21695) and incorporated herein by reference thereto.
12. Filed as the same numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2001 (Commission File No. 0-21695) and incorporated herein by reference thereto.
13. Filed as the same numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2001 (Commission File No. 0-21695) and incorporated herein by reference thereto.
14. Filed as the same numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, (Commission File No. 0-21695) and incorporated herein by reference thereto.
15. Filed as the same numbered Exhibit to the Registrant's Annual Report on Form 10-K for the year ended July 31, 2002. (Commission File No. 0-21695) and incorporated herein by reference thereto.
16. Filed as the same numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2002, (Commission File No. 0-21695) and incorporated herein by reference thereto.
17. Filed as the same numbered Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2003, (Commission File No. 0-21695) and incorporated herein by reference thereto.

                                Items 8 and 14(A)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
Independent Auditors Report                                                 F-2
Consolidated Financial Statements:
         Balance Sheets as of July 31, 2003 and 2002                        F-3
         Statements of Operations for the years ended July 31, 2003,
          2002, and 2001                                                    F-4
         Statements of Shareholders' Equity for the years ended
          July 31, 2003, 2002, and 2001                                     F-5
         Statements of Cash Flows for the years ended
          July 31, 2003, 2002, and 2001                                     F-6
         Notes to Consolidated Financial Statements                         F-7

Schedule II - Valuation and Qualifying Accounts                             F-21

                          Independent Auditors' Report

The Board of Directors and Shareholders
Manchester Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Manchester Technologies, Inc. and subsidiaries as of July 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manchester Technologies, Inc. and subsidiaries at July 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of August 1, 2001.



                                                             KPMG  LLP


Melville, New York
September 26, 2003

                 Manchester Technologies, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                             July 31, 2003 and 2002

                                   Assets                              2003                       2002
                                   ------                              ----                       ----
                                                                       (in thousands, except per share amounts)

Current assets:
     Cash and cash equivalents                                          $ 8,553             $ 8,963

     Accounts receivable, net of allowance for doubtful accounts
        of $1,426 and $956, respectively                                 35,117              32,561
     Inventory                                                            9,605              11,165
     Deferred income taxes                                                  603                 403
     Prepaid income taxes                                                 1,704                 426
     Prepaid expenses and other current assets                              709                 526
                                                                         ------             -------

                      Total current assets                               56,291              54,044

Property and equipment, net                                              13,985               7,012
Goodwill, net                                                             6,439               8,311
Deferred income taxes                                                       757                 803
Other assets                                                                278                 491
                                                                        -------             -------

                      Total assets                                      $77,750             $70,661
                                                                         ======              ======

                          Liabilities and Shareholders' Equity

Current liabilities:
        Accounts payable and accrued expenses                           $24,752             $23,078
        Deferred service contract revenue                                   666                 868
        Current portion of capital lease obligations                        212                   -
                                                                       --------          ----------

                      Total  current liabilities                         25,630              23,946


Deferred compensation payable                                               263                 203
Capital lease obligations, net of current portion                         7,923                   -
                                                                          -----             -------

                                Total liabilities                        33,816              24,149
                                                                         ------              ------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; 5,000 shares
        authorized, none issued                                               -                   -
     Common stock, $.01 par value; 25,000 shares
        authorized, 7,990 and 7,990 shares issued
        and outstanding                                                      80                  80
     Additional paid-in capital                                          18,942              18,942
     Deferred compensation                                                  (13)                (23)
     Retained earnings                                                   24,925              27,513
                                                                         ------              ------

                      Total shareholders' equity                         43,934              46,512
                                                                         ------              ------

                      Total liabilities and shareholders' equity        $77,750             $70,661
                                                                         ======              ======

See accompanying notes to consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended July 31, 2003, 2002 and 2001

                                                                2003              2002                2001
                                                                ----              ----                ----
                                                                  (in thousands, except  per share amounts)

         Revenue
              Products                                           $266,891       $249,768            $271,982

              Services                                             19,553         12,242               8,296
                                                                   ------        -------            --------
                                                                  286,444        262,010             280,278
                                                                  -------        -------             -------

         Cost of revenue
              Products                                            238,125        216,471             236,970
              Services                                             14,924          9,131               5,955
                                                                   ------        -------             -------
                                                                  253,049        225,602             242,925
                                                                  -------        -------             -------

         Gross profit                                              33,395         36,408              37,353
         Selling, general and administrative expenses              34,559         35,050              35,485
         Impairment of goodwill and write-off of related assets     2,481              -                   -
                                                                    -----       --------             --------

         Income (loss) from operations                             (3,645)         1,358               1,868


         Interest and other income, net                                25            184                 767
                                                                   ------         ------               -----
         Income (loss)  before   income taxes                      (3,620)         1,542               2,635
         Income tax provision (benefit)                            (1,032)           600                 908
                                                                   -------         -----              ------
         Net income (loss)                                        $(2,588)          $942              $1,727
                                                                   =======           ===               =====
         Net income (loss) per share
              Basic                                                $(0.32)         $0.12               $0.21
                                                                    ======          ====                ====
              Diluted                                              $(0.32)         $0.12               $0.21
                                                                    =====           ====                ====
         Weighted average shares of common
            stock and equivalents outstanding
              Basic                                                 7,990          7,990               8,036
                                                                    =====          =====               =====
              Diluted                                               7,990          7,991               8,058
                                                                    =====          =====               =====





See accompanying notes to consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Years ended July 31, 2003, 2002 and 2001


                                                            Additional
                                        Common     Par      Paid-in       Deferred         Retained
                                        Shares     Value    Capital       Compensation     Earnings     Total
                                        ---------------------------------------------------------------------
                                                                  (in thousands)



     Balance July 31, 2000                 8,159     $82       $19,402          $(65)   $  24,844       $44,263

     Purchase and retirement of stock       (171)     (2)         (619)            -            -          (621)
     Stock option commission expense           -       -            10             -            -            10
     Stock award compensation expense          -       -             -            27            -            27
     Stock issued in connection with
       exercise of stock options               2       -             6             -            -             6
     Tax benefit of stock option plan          -       -           143             -            -           143
     Net income                                -       -             -             -        1,727         1,727
                                           -----   -----         -----        ------        -----         -----
     Balance July 31, 2001                 7,990      80        18,942           (38)      26,571        45,555



     Stock award compensation expense          -       -             -            15            -            15
     Net income                                -       -             -             -          942           942
                                        --------    ----    ----------         -----     --------      --------
     Balance July 31, 2002                 7,990      80        18,942           (23)      27,513        46,512


     Stock award compensation expense          -       -             -            10            -            10
     Net loss                                  -       -             -             -       (2,588)       (2,588)
                                        --------    ----    ----------         -----       -------       -------
     Balance July 31, 2003                 7,990    $ 80       $18,942         $ (13)     $24,925       $43,934
                                           =====     ===        ======           ====      ======        ======



     See accompanying notes to consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended July 31, 2003, 2002, and 2001

                                                                     2003         2002           2001
                                                                     ----         ----           ----
                                                                              (in thousands)

     Cash flows from operating activities:
     Net income (loss)                                              $(2,588)     $   942          $1,727

     Adjustments to reconcile net income (loss) to net cash
      from operating activities:
           Depreciation and amortization                              2,265        2,012           2,387
           Provision for doubtful accounts                            1,545          613             832
           Impairment of goodwill and write-off of related assets     2,481            -               -
           Non-cash compensation and commission expense                  10           15              37
           Deferred income taxes                                       (154)          95             (49)
           Tax benefit from exercise of options                           -            -             143
           Change in assets and liabilities, net of the effects of
              acquisitions:
              Accounts receivable                                    (4,266)      (7,773)         10,057
              Inventory                                               1,402       (3,482)           (749)
              Prepaid income taxes                                   (1,278)        (383)            592
              Prepaid expenses and other current assets                (201)         (92)            176
              Other assets                                              213          (88)           (147)
              Accounts payable and  accrued expenses                  1,649        7,298         (14,053)
              Deferred service contract revenue                        (202)          61            (139)
              Deferred compensation payable                              61           41             128
                                                                         --           --             ---

                Net cash provided by (used in) operating activities     937         (741)            942
                                                                        ---         -----            ---

     Cash flows from investing activities:
         Capital expenditures                                        (1,282)      (2,618)         (1,972)
         Payment for acquisitions, net of  cash acquired                  -       (1,613)              -
                                                                   --------        -----        --------
                Net cash used in investing activities                (1,282)      (4,231)         (1,972)
                                                                     -------       -----          -------

     Cash flows from financing activities:
         Net repayments of borrowings from bank                           -         (515)              -
         Payments on capitalized lease obligations                      (65)           -               -
         Payments on notes payable - other                                -          (43)            (18)
         Issuance of common stock upon exercise of options                -            -               6
         Purchase and retirement of common stock                          -            -            (621)
                                                                       ----         ----            -----

                Net cash  used in  financing activities                 (65)        (558)           (633)
                                                                        ----        -----            ---

     Net decrease in cash  and cash equivalents                        (410)      (5,530)         (1,663)

         Cash and cash equivalents at beginning of year               8,963       14,493          16,156
                                                                      -----       ------          ------

     Cash and cash equivalents at end of year                        $8,553       $8,963         $14,493
                                                                      =====        =====          ======

     Cash paid during the year for:
          Interest                                                     $208       $    -         $     -
                                                                        ===        =====          ======
          Income taxes                                                 $320         $723          $  365
                                                                        ===          ===           =====


     See accompanying notes to consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

(1)  Operations and Summary of Significant Accounting Policies

      (a)  The Company

          Manchester Technologies, Inc. and its subsidiaries ("the Company") is a single-source solutions provider specializing in hardware and software procurement, display technology, custom networking, security, IP telephony, remote management, application development/e-commerce, storage, and enterprise and Internet solutions. The Company offers its customers single-source solutions customized to their information systems needs by integrating its analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. In addition, we offer a complete line of products and peripherals for our customers' display technology requirements. The Company operates in a single segment.

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

      (c)  Cash Equivalents

          The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $6,120 and $7,194 at July 31, 2003 and 2002, respectively, consisted of money market mutual funds.

      (d)  Revenue Recognition

          Revenue from product sales is recognized at the time of shipment to the customer. Revenue from services is recognized when the related services are performed. When product sales and services are bundled, revenue is generally recognized upon delivery of the product and completion of the installation. Service contract fees are recognized as revenue ratably over the period of the applicable contract. Deferred service contract revenue represents the unearned portion of service contract fees. The Company generally does not develop or sell software products. However, certain computer hardware products sold by the Company are loaded with prepackaged software products. The net impact on the Company's financial statements of product returns, primarily for defective products, has been insignificant.

      (e) Market Development  Funds and Advertising Costs

          The Company receives various market development funds including cooperative advertising funds from certain vendors, principally based on volume purchases of products. The Company records such amounts related to volume purchases as purchase discounts which reduce cost of revenue, and other incentives that require specific incremental action on the part of the Company, such as training, advertising or other pre-approved market development activities, as an offset to the related costs included in selling, general and administrative expenses. Total market development funds amounted to $1,189, $1,118, and $229, for the years ended July 31, 2003, 2002 and 2001, respectively.

         The Company expenses all advertising costs as incurred.

      (f) Inventory

          Inventory, consisting of hardware, software and related supplies, is valued at the lower of cost (first-in, first-out) or market value.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

(g) Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line and accelerated methods over the economic lives of the assets, generally from five to seven years. Leasehold improvements are amortized over the shorter of the underlying lease term or asset life.

(h) Goodwill

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of SFAS No. 142. This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

     Also required by SFAS 142, on an annual basis, the Company tests goodwill and other intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. In making these assumptions and estimates, the Company uses set criteria that are reviewed and approved by various levels of management, and the Company estimates the fair value of its reporting units by using discounted cash flow analyses.

       Accumulated amortization was approximately $1,116 at both July 31, 2003 and 2002. Goodwill amortization for the years ended July 31, 2003, 2002 and 2001 was approximately $0, $0, and $386, respectively. The following table shows the results of operations as if SFAS No. 142 was applied to prior periods:

                                                            For the years ended July 31,
                                                     2003            2002             2001
                                                     ----            ----             ----

Net income (loss) as reported                       $(2,588)            $942           $1,727

Add back: Goodwill amortization                           -                -              386
                                                    -------             ----              ---

Adjusted net income (loss)                          $(2,588)            $942           $2,113
                                                     =======             ===            =====

Income (loss) per share - Basic
  Net income (loss), as reported                     $(0.32)           $0.12            $0.21
  Goodwill amortization                                   -                -             0.05
                                                       ----             ----             ----

  Adjusted net income (loss)                         $(0.32)           $0.12            $0.26
                                                     ======             ====             ====

Income (loss) per share - Diluted
  Net income (loss), as reported                     $(0.32)           $0.12            $0.21
  Goodwill amortization                                   -                -             0.05
                                                      -----          -------           ------

  Adjusted net income (loss)                         $(0.32)           $0.12            $0.26
                                                     ======             ====             ====

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

     In July 2003, the Company closed the operations of its subsidiary, Donovan Consulting Group, Inc. ("Donovan") and recorded a charge of $1,872 for the impairment of goodwill associated with the acquisition of Donovan (see Note. 3). There was no accumulated amortization associated with this goodwill.

     As of July 31, 2003 and 2002, there were no intangible assets, other than goodwill, subject or not subject to amortization. There was no amortization expense for intangible assets subject to amortization during fiscal 2003, fiscal 2002, and fiscal 2001.

(i) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

     Effective August 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes accounting and reporting standards for the impairment or disposal of long-lived assets. SFAS No. 144 removes goodwill from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use.

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     As a result of closing the operations of Donovan (see note 3) in 2003, the Company recorded a write-off of certain assets in the amount of $609.

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

(k)  Net Income (Loss) Per Share

     Basic net income  (loss) per share has been computed by dividing net income
(loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Options representing approximately 1,302,000, 887,000, and 899,000, shares for the years ended July 31, 2003, 2002 and 2001, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive. The following table reconciles the denominators of the basic and diluted per share computations. For each year, the numerator is the net income (loss) as reported.

                                       2003                       2002                      2001
                                       ----                       ----                      ----
                                            Per Share                  Per Share                 Per Share
                                    Shares  Amount            Shares   Amount           Shares   Amount
                                    ------  ------            ------   ------           ------   ------

           Basic EPS             7,990,000    $(0.32)       7,990,000  $0.12          8,036,000      $0.21
                                              =======                   ====                          ====

           Effect of dilutive
            options                      -                      1,000                    22,000
                                -----------                      -----                    ------

           Diluted EPS           7,990,000    $(0.32)       7,991,000  $0.12          8,058,000      $0.21
                                 =========     ======       =========   ====          =========       ====

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

       (l)  Accounting for Stock-Based Compensation

     The Company records compensation expense for employee stock options if the current market price of the underlying stock exceeds the exercise price on the date of the grant. On August 1, 1996, the Company adopted SFAS No. 123,
"Accounting for Stock-Based Compensation." The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro forma net income (loss) and net income (loss) per share for employee stock option grants made beginning in fiscal 1996 as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.

     The Company applies Accounting Principles Board Opinion, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations for stock options and other stock-based awards while disclosing pro forma net income
(loss) and net income (loss) per share as if the fair value method had been applied in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

     The Company applies the intrinsic value method as outlined in APB 25, and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Since the Company has issued all stock grants at market value, no compensation cost has been recognized. SFAS 123 requires that the Company provide pro forma information regarding net income (loss) and net income (loss) per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. During fiscal 2003, the Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring quarterly SFAS 123 pro forma disclosure. The following table illustrates the effect on net income (loss) and income (loss) per common share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented.

                                                      2003               2002           2001
                                                      ----               ----           ----

      Net income (loss), as reported                   $(2,588)         $  942          $1,727
      Deduct:  Total stock-based
       employee compensation expense
       determined under fair value
       method for all awards, net of
       related tax effects                                (361)           (365)           (392)
                                                        -------           -----         -------

      Net income (loss) - pro forma                    $(2,949)         $  577          $1,335
                                                        =======            ===           =====

      Net income (loss) per common share:
       Basic - as reported                            $  (0.32)         $ 0.12        $  0.21
       Basic - pro forma                              $  (0.37)         $ 0.07        $  0.17

       Diluted - as reported                          $  (0.32)         $ 0.12        $  0.21
       Diluted - pro forma                            $  (0.37)         $ 0.07        $  0.17

      (m)  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.
                                      F-10

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

 (n)  Fair Value of Financial Instruments

     The fair values of accounts receivable, prepaid expenses, notes payable, and accounts payable and accrued expenses are estimated to approximate the carrying values at July 31, 2003 due to the short maturities of such instruments.

(o)  Supplemental Cash Flow Information

     During the year ended July 31, 2003 the Company entered into capital leases which represented non-cash transactions (see note 6).

(p)  Reclassifications

     Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

(2)  Property and Equipment

         Property and equipment at July 31, consist of the following:

                                                       2003             2002
                                                       ----             ----

      Furniture and fixtures                           $2,242           $2,194
      Machinery and equipment                          12,131           11,427
      Transportation equipment                            567              671
      Leasehold improvements                            3,226            3,204
      Capital leases                                    8,200                -
                                                        -----        ---------
                                                       26,366           17,496
      Less accumulated depreciation and amortization   12,381           10,484
                                                       ------           ------
                                                      $13,985           $7,012
                                                       ======            =====

     Depreciation and amortization expense amounted to $2,620, $2,012, and $2,001, for the years ended July 31, 2003, 2002 and 2001, respectively.

(3)  Acquisitions

 Donovan Consulting Group, Inc.

     On August 29, 2001, the Company acquired all of the outstanding stock of Donovan, a Delaware corporation headquartered near Atlanta, Georgia. Donovan is a technical services firm that delivers Wireless LAN solutions to customers nationwide. The acquisition, which has been accounted for as a purchase, consisted of a cash payment of $1,500, plus potential future contingent payments. No contingent payments were made. In connection with the acquisition, the Company assumed approximately $435 of bank debt and $43 of other debt, which were subsequently repaid. Donovan was acquired in order to strengthen the Company's position in the Wireless LAN arena. Donovan allowed the Company to offer total Wireless LAN solutions including state of the art products as well as the services necessary to have those products operate optimally.

     Operating results of Donovan are included in the condensed consolidated statements of operations from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $497 and $869, respectively. The excess of the aggregate purchase price over the estimated fair value of the tangible net assets acquired was approximately $1,872. The factors that contributed to the determination of the purchase price and the resulting goodwill include the significant growth expected in this area due to the combination of the Company's long history of strong customer relationships, financial strength and stability coupled with Donovan's product offerings and highly skilled technical staff. The $1,872 was not amortized and was subject to impairment testing in accordance with No. 142, "Goodwill and Other Intangible Assets " ("SFAS 142").

     The presentation of supplemental pro forma financial information was deemed immaterial.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)


     In July 2003, the Company closed the operations of Donovan and sold certain assets back to the former owners of Donovan. The operations were closed because the synergies that were anticipated at the time of the purchase did not materialize and the Company will continue to provide wireless solutions via partner delivered relationships that are estimated to be more cost effective. As a result, the Company recorded a charge of $2,481 for the impairment of goodwill and write-off of related assets of Donovan.


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

     Operating results of e.Track are included in the consolidated statements of operations from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $116 and $192, respectively. The excess of aggregate purchase price over the estimated fair value of the tangible net assets acquired was $291. The factors that contributed to the determination of the purchase price and the resulting goodwill include the expectation that the combination of e.Track's highly skilled technical staff, coupled with the Company's financial strength and customer base, will result in significant growth at e.Track going forward. The $291 will not be amortized; however, it will be subject to impairment testing in accordance with SFAS No. 142.

     The presentation of supplemental pro forma financial information is deemed immaterial.

(4)  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

                                                            July 31,
                                                       2003           2002
                                                       ----           ----

                  Accounts payable, trade              $21,314        $19,785
                  Accrued salaries and wages             1,932          1,894
                  Customer deposits                        778            554
                  Other accrued expenses                   728            845
                                                           ---            ---
                                                       $24,752        $23,078
                                                        ======         ======

     The Company has entered into financing agreements for the purchase of inventory. These agreements are unsecured, generally allow for a 30-day non-interest-bearing payment period and require the Company to maintain, among other things, a certain minimum tangible net worth. In each of the years in the three-year period ended July 31, 2003, the Company has repaid all balances outstanding under these agreements within the non-interest- bearing payment period. Accordingly, amounts outstanding under such agreements of $2,757, $2,884 and $1,719, at July 31, 2003, 2002 and 2001, respectively, are included in accounts payable and accrued expenses. As of July 31, 2003, retained earnings available for dividends amounted to approximately $15,200.

(5)  Employee Benefit Plans

     The Company maintains a qualified defined contribution plan with a salary deferral provision, commonly referred to as a 401(k) plan. The Company matches 50% of employee contributions up to three percent of employees' compensation. The Company's contribution amounted to $355, $346, and $317, for the years ended July 31, 2003,2002, and 2001, respectively.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)



     The Company also has two deferred compensation plans that are available to certain eligible key employees. The first plan consists of life insurance policies purchased by the Company for the participants. Upon vesting, which occurs at various times from three to ten years, a participant becomes entitled to have ownership of the policy transferred to him or her at termination of employment with the Company. The second plan consists of a commitment by the Company to pay a monthly benefit to an employee for a period of ten years commencing either ten or fifteen years from such employee's entrance into the plan. The Company has chosen to purchase life insurance policies to provide funding for these benefits. As of July 31, 2003 and 2002, the Company has recorded an asset (included in other assets) of $278 and $256, respectively, representing the cash surrender value of policies owned by the Company and a liability of $263 and $203, respectively, relating to the unvested portion of benefits due under these plans. For the years ended July 31, 2003, 2002 and 2001, the Company recorded an expense of $144, $212, and $246, in connection with these plans. During fiscal 2001, the Company received $505 in connection with a life insurance policy that it carried on an employee who died, which was partially offset by $250 in compensation benefits paid to the deceased employee.

(6)  Commitments and Contingencies

     Leases

     The Company leased its warehouse and distribution center as well as its corporate offices and certain sales facilities from entities owned or controlled by shareholders, officers or directors of the Company. In March 2003, the owners sold the properties leased by the Company to an unaffiliated company. In connection with the sale, the Company entered into three fifteen-year leases, each expiring on March 31, 2018, with the new owner. Lease terms include a lower base rent in the first year, annual rent increases of two percent and four five-year renewal options.

     The Company recorded the new leases as capital leases and accordingly, recorded an asset of approximately $8.2 million. The asset is classified in the balance sheet as Property and equipment, net, (see note 2) and is amortized using the straight-line method over the lease terms and the related obligations are recorded as liabilities.

     The following represents the Company's commitment under capital leases for each of the next five years ended July 31 and thereafter:

                      2004                                          $  825
                      2005                                             842
                      2006                                             859
                      2007                                             876
                      2008                                             894
                      2009 and thereafter                            9,612
                                                                  --------

                      Total payments                                13,908
                      Amount representing interest                  (5,773)
                                                                  ---------

                      Obligations under capital leases               8,135
                      Obligations due within one year                 (212)
                                                                 ----------

                      Long-term obligations under capital leases    $7,923
                                                                   =======

     In addition, the Company is obligated under operating lease agreements for sales offices and additional warehouse space. Aggregate rent expense under all these leases amounted to $1,696, $1,973 and $1,756 for the years ended July 31, 2003, 2002, and 2001, respectively.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)


     The following represents the Company's commitment under operating leases for each of the next five years ended July 31 and thereafter:

                                2004                      $603
                                2005                       631
                                2006                       595
                                2007                       553
                                2008                       210
                                Thereafter                   -
                                                        ------
                                                        $2,592
                                                        ======

     Litigation

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based on advice from its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

(7)   Line of Credit

     In July 1998, the Company entered into a revolving credit facility with its banks, which was revised in June, 1999 to change participating banks. Under the terms of the facility, the Company may borrow up to a maximum of $15,000. Borrowings under the facility bear interest at variable interest rates based upon several options available to the Company. The facility requires the Company to maintain certain financial ratios and covenants. At July 31, 2003, the Company was not in compliance with all the financial ratios and covenants that it is required to maintain. The Company received a waiver waiving its requirements from its banks for the period ended July 31, 2003. As of July 31, 2003, there was no balance outstanding under this agreement, which expires on January 31, 2005.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

 (8)  Income Taxes

     The provision (benefit) for income taxes for the years ended July 31, 2003, 2002 and 2001 consists of the following:

                                             2003          2002          2001
                                             ----          ----          ----                 -
              Current
                  Federal                   $(1,195)       $325          $728
                  State                         317         180           229
                                                ---         ---           ---
                                               (878)        505           957
                                               ----         ---           ---
              Deferred
                  Federal                      (102)         70           (38)
                  State                         (52)         25           (11)
                                                ---          --           ---

                                               (154)         95           (49)
                                                ---          --            --

                                            $(1,032)       $600          $908
                                             =======        ===           ===

      The difference between the Company's effective income tax rate and the statutory rate is as follows, for the years ended July 31,:

                                                          2003         2002             2001
                                                          ----         ----             ----

      Income taxes (benefit) at statutory rate         $(1,231)        $524             $896
      State taxes, net of federal benefit                  209          114              144
      Non deductible goodwill amortization                   -            -               85
      Nontaxable life insurance proceeds                     -            -             (172)
      Other                                                (10)         (38)             (45)
                                                           ---          ---              ---

                                                       $(1,032)        $600             $908
                                                        =======         ===              ===

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at July 31, 2003 and 2002 were as follows:

                                                          2003         2002
                                                          ----         ----
              Deferred tax assets (liabilities):
                 Allowance for doubtful accounts          $583         $383
                 Deferred compensation                     605          554
                 Depreciation                              162          249
                 Other                                      10           20
                                                            --           --
                 Net deferred tax asset                 $1,360       $1,206
                                                         =====        =====


     A valuation allowance has not been provided in connection with the deferred tax assets since the Company believes, based upon its long history of profitable operations, that it is more likely than not that such deferred tax assets will be realized.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

 (9)  Related Party Transactions

     The Company leased its warehouse and distribution center as well as its corporate offices and certain sales facilities from entities owned or controlled by shareholders, officers or directors of the Company. In March 2003, the owners sold the properties leased by the Company to an unaffiliated company. In connection with the sale, the Company entered into three fifteen-year leases, each expiring on March 31, 2018, with the new owner. Lease terms include a lower base rent in the first year, annual rent increases of two percent and four five-year renewal options. Rent expense paid to the former owners for these facilities aggregated approximately $610, $932, and $884, for the years ended July 31, 2003, 2002 and 2001, respectively.

     The Company paid legal fees to a law firm in which a director of the Company is a partner. Such fees amounted to approximately $257, $208 and $215, including disbursements, in the fiscal years ended July 31, 2003, 2002 and 2001, respectively.

     During the fiscal years ended July 31, 2003, 2001 and 2001 the Company received approximately $164, $45, and $178, respectively, in revenue from a company controlled by a director of the Company.

     On May 20, 2002 the Company loaned its chief executive officer approximately $965 bearing an interest rate of 2.00%. On May 30, 2002, the Company's chief executive officer repaid $585 of the loan and the remainder of the loan was repaid on July 18, 2002 plus accrued interest.

     In the ordinary course of its business dealings with customers and vendors, the Company utilizes a restaurant owned by the chief executive officer and a member of his family for such catering, dining and entertainment services.
During the years ended July 31, 2003, 2002 and 2001 the Company paid approximately $49, $109, and $64, respectively, for such services.

 (10)  Shareholders' Equity

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

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)

                                                                                   Weighted
                                                                                   Average
                                                              Exercise             Exercise
                                                              Balance              Price
                                                              -------              -----

         Balance July 31, 2000                                 826,684               $4.00

           Granted                                             123,000               $3.74
           Exercised                                            (1,500)              $3.8125
           Cancelled                                           (49,100)              $4.19
                                                               --------
         Balance July 31, 2001                                 899,084               $3.95

           Granted                                              81,800               $2.55
           Exercised                                                 -                   -
           Cancelled                                           (55,800)              $4.07
                                                               -------
         Balance July 31, 2002                                 925,084               $3.81

           Granted                                             665,250               $1.92
           Exercised                                                 -                   -
           Cancelled                                          (288,584)              $3.51
                                                             ---------
        Balance July 31, 2003                                1,301,750               $2.91
                                                             =========

          At July 31, 2003, options with the following ranges of exercise prices were outstanding:

                                Options Outstanding                    Options Currently Exercisable
     Range of                   -------------------                    -----------------------------
     Exercise                    Weighted Average                                      Weighted Average
     Prices            Number    Exercise Price      Remaining life      Number         Exercise Price
     ------            ------    ---------------     --------------      ------         --------------
     $1.84 - $2.29     565,250         $1.87         10 Yrs.             50,000           $2.16
     $2.30 - $3.75     241,300         $2.81          7 Yrs.            134,334           $3.10
     $3.76 - $4.00     336,250         $3.84          4 Yrs             336,250           $3.84
     $4.01 - $5.69     158,950         $4.77          6 Yrs.            148,948           $4.78
                       -------                                          -------
     $1.84 - $5.69   1,301,750         $2.91          7 Yrs.            669,532           $3.78
                     =========                                          =======

     All options granted expire ten years from the date of grant except for options granted to directors, which expire five years from the date of grant.

     The fair value of options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                       2003     2002     2001
                                                       ----     ----     ----
Expected dividend yield                                  0%      0%       0%
Expected stock volatility                               54%     59%      55%
Risk free interest rate                                  3%      3%       5%
Expected option term until exercise (years)              5.00    5.00     5.00

     The per share weighted average fair value of stock options granted during fiscal 2003, 2002 and 2001 was $1.27, $1.79, and $2.03, respectively.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)


     Repurchase of Common Stock

     During the year ended July 31, 2001, the Company repurchased 171,000, shares of its common stock at an aggregate purchase price of $621. Such shares were subsequently retired. No shares were repurchased in fiscal 2002 and 2003.

(11)  Major Customer and Vendors and Concentration of Credit Risk

     The Company sells and provides services to customers in the United States.

     The Company's top four vendors accounted for approximately 16%, 16%, 10%, and 10%, respectively, of total product purchases for the year ended July 31, 2003. The Company's top five vendors accounted for approximately 15%, 14%, 14%, 14%, and 13%, respectively, of total product purchases for the year ended July 31, 2002. The Company's top four vendors accounted for approximately 19%, 14%, 10%, and 10%, respectively, of total product purchases for the year ended July 31, 2001.

     At July 31, 2003, two customers accounted for 12% and 5%, respectively, of the Company's accounts receivable. At July 31, 2002, two customers accounted for 9% and 5%, respectively, of the Company's accounts receivable. No customer accounted for more than 5% of the Company's accounts receivable at July 31, 2001. For the fiscal years ended July 31, 2003, 2002 and 2001, no one customer accounted for more than 10% of total revenue.

(12)  Impact of Recently Issued Accounting Standards

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally defined by SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement during the fiscal year ended July 31, 2003. The application of the disclosure portion of this standard had no impact on the Company's consolidated financial position or results of operations. The FASB recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard on which it is currently deliberating. The FASB anticipates issuing an Exposure Draft in the fourth quarter of 2003 and a final statement in the second quarter of 2004. The Company will continue to monitor the FASB's progress on the issuance of this standard as well as evaluate the Company's position with respect to current guidance.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial instruments with Characteristics of both Liability and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity in its statement of financial position. SFAS No. 150 is effective for new or modified financial instruments beginning July 1, 2003 and for existing instruments beginning August 1, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a material impact on its consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)




     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("Int. No. 46") an interpretation of ARB No. 51. Int. No. 46 addresses consolidation by business enterprises of variable interest entities. Int. No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. Int. No. 46, as revised, applies in the first year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining the impact, if any, of implementing Int. No. 46 on its consolidated financial statements.

     In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, Revenue arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables is not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company does not believe that the adoption of EITF 00-21 will have a significant impact on the Company's financial position or results of operations.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2003, 2002 and 2001
                 (in thousands, except share and per share data)



(13) Quarterly Results (unaudited)

                              Oct. 31     Jan 31     Apr. 30    July 31     Year
                              -------     ------     -------    -------     ----
      2003
      ----
   Revenue                       $68,285    $80,542   $63,944     $73,673   $286,444
   Gross profit                    8,964      8,475     7,273       8,683     33,395
   Net income (loss)                 158       (125)       26      (2,647)    (2,588)
   Basic income (loss) per share    0.02      (0.02)     0.00       (0.33)     (0.32)
   Diluted income (loss) per share  0.02      (0.02)     0.00       (0.33)     (0.32)



     2002
     ----
   Revenue                       $61,566    $68,099   $65,131     $67,214   $262,010
   Gross profit                    8,494     10,067     9,041       8,806     36,408
   Net income                        104        433       364          41        942
   Basic income per share            0.01      0.05      0.05        0.01       0.12
   Diluted income per share          0.01      0.05      0.05        0.01       0.12


         Basic and diluted income (loss) per share for each of the quarters are based on the weighted-average number of shares outstanding in each period. Therefore, the sum of the quarters in a year may not necessarily equal the year's income (loss) per share.

                          Manchester Technologies, Inc.

                 Schedule II - Valuation and Qualifying Accounts
                             (dollars in thousands)

                                        Column C-Additions
                         Column B-           (1)-         (2)-
Column A -               Balance at     Charged to    Charged to     Column D-       Column E-
Description              beginning of   costs and     other          Deductions-     Balance at
                         period         expenses      accounts         (a)            end of period
                         ------         --------      ---------       ----------      -------------

Allowance for doubtful
accounts

Year ended:

    July 31, 2001            $899           $832             -            $631           $1,100

    July 31, 2002          $1,100           $613             -            $757             $956

    July 31, 2003            $956         $1,545             -          $1,075           $1,426


(a) Write-off amounts against allowance provided.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                                   Manchester Technologies, Inc.

Date:         October  28, 2003                    By:  /S/ Barry R. Steinberg
                                                           -------------------
                                                            Barry R. Steinberg
                                              President, Chief Executive Officer
                                              Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

 /S/ Barry R. Steinberg                                Date:   October  28, 2003
 ----------------------
Barry R. Steinberg
 President, Chief Executive Officer,
 Chairman of the Board and Director
(Principal Executive Officer)


/S/ Joel G. Stemple                                     Date:  October  28, 2003
   ----------------
Joel G. Stemple
Executive Vice President, Secretary and Director


/S/ Elan Yaish                                          Date:  October  28, 2003
   -----------
Elan Yaish,
Chief Financial Officer, Vice President Finance
 and Assistant Secretary
 (Principal Accounting Officer)

/S/ Joel Rothlein                                       Date:  October  28, 2003
   --------------
Joel Rothlein
Director

/S/  Michael E. Russell                                 Date:  October  28, 2003
     ------------------
Michael Russell
Director

/S/ Bert Rudofsky                                       Date:   October 28, 2003
    -------------
Bert Rudofsky
Director

/S/ Julian Sandler                                      Date:   October 28, 2003
------------------
Julian Sandler
Director

/S/ Robert J. Valentine                                 Date:   October 28, 2003
-----------------------
Robert J. Valentine
Director

















31