Form 10-Q
period 2003-10-31
MANCHESTER TECHNOLOGIES INC
filed 2003-12-15
CIK 1023876

Microsoft Word 10.0.2627;23


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2003

                                       or

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

                                 [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes [X] No


As of December 5, 2003 there were 7,990,215 outstanding shares of the registrant's Common Stock.

                 MANCHESTER TECHNOLOGIES, INC. AND SUBSIDIARIES



                                Table of Contents

PART I.            FINANCIAL INFORMATION                                   Page
-------            ---------------------                                   ----

Item 1.   Condensed Consolidated Balance Sheets as of October 31, 2003
           (unaudited) and July 31, 2003                                      3

          Condensed  Consolidated  Statements of Operations for the
           Three Months Ended October 31, 2003 and 2002 (unaudited)           4

          Condensed  Consolidated  Statements of Cash Flows for the
           Three Months Ended October 31, 2003 and 2002 (unaudited)           5

          Notes to Unaudited Condensed Consolidated Financial Statements      6

Item 2.   Management's  Discussion and Analysis of Financial Condition
           and Results of Operations                                          9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         17

Item 4.   Controls and Procedures                                            17


PART II.    OTHER INFORMATION



Item 6.     Exhibits and Reports                                             18

                         PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                 Manchester Technologies, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                 October 31, 2003        July 31, 2003
                                                                     (Unaudited)         -------------
                                                                   ----------------
Assets
Current assets:
  Cash and cash equivalents                                            $ 10,667               $ 8,553
  Accounts receivable, net                                               33,671                35,117
  Inventory                                                               8,916                 9,605
  Deferred income taxes                                                     603                   603
  Prepaid income taxes                                                    1,404                 1,704
  Prepaid expenses and other current assets                                 429                   709
                                                                      ---------              --------

         Total current assets                                            55,690                56,291

Property and equipment, net                                              13,891                13,985
Goodwill, net                                                             6,439                 6,439
Deferred income taxes                                                       757                   757
Other assets                                                                227                   278
                                                                      ---------              --------

Total assets                                                            $77,004               $77,750
                                                                        =======                ======

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses                                 $23,610               $24,752
   Deferred service contract revenue                                        802                   666
   Current portion of capital lease obligations                             220                   212
                                                                        -------               -------

         Total current liabilities                                       24,632                25,630

Deferred compensation payable                                               263                   263
Capital lease obligations, net of current portion                         7,864                 7,923
                                                                         ------                ------

         Total liabilities                                               32,759                33,816
                                                                        -------               -------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000 shares
    authorized, none issued                                                   -                     -
  Common stock, $.01 par value; 25,000  shares authorized,
    7,990 issued and outstanding                                             80                    80
  Additional paid-in capital                                             18,942                18,942
  Deferred compensation                                                     (13)                  (13)
  Retained earnings                                                      25,236                24,925
                                                                        -------                ------

         Total shareholders' equity                                      44,245                43,934
                                                                        -------                ------

         Total liabilities and shareholders' equity                     $77,004               $77,750
                                                                        =======               =======

See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                   Three months ended
                                                October 31,        October 31,
                                                   2003               2002
                                               ------------     ----------------

Revenue
     Products                                       $70,452             $64,715
     Services                                         4,248               3,570
                                                   --------             -------

                                                     74,700              68,285
                                                    -------              ------
Cost of revenue
     Products                                        62,726              56,918
     Services                                         3,078               2,403
                                                   --------             -------

                                                     65,804              59,321
                                                    -------              ------

     Gross profit                                     8,896               8,964

Selling, general and administrative expenses          8,290               8,840
                                                   --------             -------

     Income from operations                             606                 124

Interest and other income (expense), net                (87)                140
                                                  ----------            -------

     Income before income taxes                         519                 264

Income tax provision                                    208                 106
                                                   --------             -------

     Net income                                     $   311              $  158
                                                    =======              ======

Net income per share
     Basic                                          $  0.04              $ 0.02
                                                    =======              ======
     Diluted                                        $  0.04              $ 0.02
                                                    =======              ======

Weighted average shares outstanding
     Basic                                            7,990               7,990
                                                    =======               =====
     Diluted                                          8,251               7,991
                                                    =======               =====








See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                             Three months ended
                                                                     October 31,         October 31,
                                                                        2003                2002
                                                                      --------            --------


Cash flows from operating activities:
   Net income                                                        $   311             $     158

   Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation and amortization                                      609                   564
      Provision for doubtful accounts                                    283                   125
      Change in assets and liabilities:
        Accounts receivable                                            1,163                   685
        Inventory                                                        689                (1,031)
        Prepaid income taxes                                             300                   (71)
        Prepaid expenses and other current assets                        280                   179
        Other assets                                                      51                    13
        Accounts payable and accrued expenses                         (1,142)                 (419)
        Deferred service contract revenue                                136                  (333)
                                                                     -------               -------
           Net cash provided by (used in) operating activities         2,680                  (130)
                                                                      ------               --------
Cash flows from investing activities:
      Capital expenditures                                              (515)                 (188)
                                                                      -------               -------
           Net cash used in investing activities                        (515)                 (188)
                                                                      -------               -------
Cash flows from financing activities:
      Payments on capital lease obligations                              (51)                    -
                                                                     --------             --------

           Net cash used in financing activities                         (51)                    -
                                                                     --------            ---------
Net increase (decrease) in cash and cash equivalents                   2,114                  (318)
Cash and cash equivalents at beginning of period                       8,553                 8,963
                                                                      ------                 -----
Cash and cash equivalents at end of period                           $10,667               $ 8,645
                                                                     =======               =======







See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                 (in thousands, except share and per share data)
                                   (Unaudited)

 1.    Organization and Basis of Presentation

     Manchester Technologies, Inc. and its subsidiaries ("Manchester," "we," "us," or "the Company") is a single-source solutions provider specializing in hardware and software procurement, display technology, custom networking, security, IP telephony, remote management, application development/e-commerce, storage, and enterprise and Internet solutions. The Company offers its customers single-source solutions customized to their information systems needs by integrating its analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. In addition, we offer a complete line of products and peripherals for our customers' display technology requirements. The Company operates in a single segment.

     Sales of hardware, software and networking products comprise the majority of the Company's revenues. The Company has entered into agreements with certain suppliers and manufacturers that may provide the Company favorable pricing and price protection in the event the vendor reduces its prices.

     The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended July 31, 2003. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. The results of operations for the three month period ended October 31, 2003 are not necessarily indicative of the results to be expected for future interim periods or the entire year.

   2.     Net Income Per Share

     Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Stock options representing 542,500 and 801,000 shares for the three months ended October 31, 2003 and 2002, respectively, have been excluded from the calculation of diluted net income per share as they are antidilutive. The following table reconciles the denominators of the basic and diluted per share computations. For each period, the numerator is the net income as reported.

                                                          Three months ended
                                              October 31, 2003                  October 31, 2002
                                              ----------------                  ----------------
                                                          Per share                           Per share
                                         Shares           amount             Shares            amount
                                         ------           ------             ------            ------
      Basic                              7,990,000          $0.04            7,990,000           $0.02
                                                            =====                                 ====
      Effect of dilutive options           261,000                               1,000
                                        ----------                           ---------

      Diluted                            8,251,000          $0.04            7,991,000           $0.02
                                         =========          =====            =========           =====


3.        Accounting for Stock-Based Compensation

     The Company records compensation expense for employee stock options if the current market price of the underlying stock exceeds the exercise price on the date of the grant. On August 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro forma net income and net income per share for employee stock option grants made beginning in fiscal 1996 as if such method had been used to account for stock-based compensation cost as described in SFAS 123.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations for stock options and other stock-based awards while disclosing pro forma net income and net income per share as if the fair value method had been applied in accordance with SFAS 123.

     The Company applies the intrinsic value method as outlined in APB 25, and related interpretations in accounting for stock options granted. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Since the Company has issued all stock option grants at market value, no compensation cost has been recognized. SFAS 123 requires that the Company provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. During fiscal 2003, the Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring quarterly SFAS 123 pro forma disclosure. The following table illustrates the effect on net income and net income per share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented.


                                                    Three Months Ended
                                           October 31, 2003    October 31, 2002
                                           ----------------    ----------------
      Net income, as reported                     $   311            $  158
      Deduct:  Total stock-based
       employee compensation expense
       determined under fair value
       method for all awards, net of
       related tax effects                           (166)             (160)
                                                   -------           -------

      Net income (loss) - pro forma               $   145           $    (2)
                                                   ======           ========

      Net income (loss) per share:
       Basic - as reported                        $  0.04          $  0.02
       Basic - pro forma                          $  0.02          $  0.00

       Diluted - as reported                      $  0.04          $  0.02
       Diluted - pro forma                        $  0.02          $  0.00

4.       Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     The Company adopted the provisions of SFAS No. 142 as of August 1, 2001. In accordance with SFAS No. 142, goodwill is allocated to reporting units, which are either the operating segment or one reporting level below the operating segment. The Company determined that its reporting unit for purposes of applying the provisions of SFAS No. 142 was its operating segment. The Company's initial impairment review indicated that there was no impairment as of the date of adoption. Fair value for goodwill was determined based on discounted cash flows.

     Also required by SFAS No. 142, on an annual basis, the Company tests goodwill and other intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. In making these assumptions and estimates, the Company uses set criteria that are reviewed and approved by various levels of management, and the Company estimates the fair value of its reporting units by using discounted cash flow analyses.

     Accumulated amortization for the Company's goodwill was approximately $1,116 at both October 31, 2003 and July 31, 2003. In accordance with SFAS No. 142, no goodwill amortization expense was recorded for the quarters ended October 31, 2003 and 2002.

     As of October 31, 2003 and July 31, 2003, there were no intangible assets, other than goodwill, subject or not subject to amortization. There was no amortization expense for intangible assets subject to amortization during the quarters ended October 31, 2003 and 2002.

5.       Line of Credit

     The Company has available a line of credit with a financial institution in the aggregate amount of $15.0 million. At October 31, 2003, no amounts were outstanding under this line, which expires on January 31, 2005. The line of credit facility requires the Company to maintain certain financial ratios and covenants. At October 31, 2003, the Company was not in compliance with all the financial ratios and covenants required. The Company received a waiver of its requirements from its banks as of and for the period ended October 31, 2003.

6.        Recently Issued Accounting Standards

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") an interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities as defined in the Interpretation. In October 2003, the FASB, with the issuance of its proposed Interpretation, "Consolidation of Variable Interest Entities: A Modification of FASB Interpretation No. 46", proposed significant changes in how companies identify variable interest entities and determine who should consolidate them under FIN 46. The proposed Interpretation of FIN 46 would clarify a number of provisions and relax certain of its requirements. Other changes being proposed would make it more likely that potential variable interest entities are identified and consolidated, and some would add difficult judgments. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46, as revised, must be applied for the first interim or annual period ending after December 15, 2003. Accordingly, the Company will adopt the provisions of FIN 46 during the quarter ended January 31, 2004. The Company does not believe that the adoption of FIN 46 will have a significant impact on the Company's financial condition or results of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Forward Looking Statements

     The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and with the Company's annual report on Form 10-K for the year ended July 31, 2003. The following discussion contains certain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by the use of the words "believes," "intends," "expects," "will," "plans," "anticipates," or similar expressions. Forward looking statements are not historical facts, are based on the Company's beliefs and expectations as of the date of this report, and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in those forward-looking statements. These risks and uncertainties include, but are not limited to, those set forth below and the risk factors described in the Company's other filings from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements.

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

Certain Trends and Uncertainties

     General. The technology industry is characterized by a number of potentially adverse business conditions, including pricing pressures, evolving distribution channels, market consolidation and a decline in the rate of growth in sales of personal computers. Heightened price competition among various manufacturers, integrators or resellers of technology products may result in reduced per unit revenue and declining gross profit margins. As a result of the intense price competition within our industry, we have experienced increasing pressure on our gross profit and operating margins with respect to our sale of products. Our inability to compete successfully on the pricing of products sold, or a continuing decline in gross margins on products sold due to adverse industry conditions or competition, may have a material adverse effect on our business, financial condition and results of operations.

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

     Maximizing Shareholder Value. The Company periodically considers methods of enhancing shareholder value, including, without limitation, acquisitions, divestitures, business combinations, and strategic partnering. There can be no assurance that we will consummate any such transactions, be able to identify suitable candidates for any such transactions or to negotiate successfully such transactions at a price or on terms and conditions favorable to us and our shareholders. Acquisitions may be of significant size and may include assets that are outside our geographic territories or are ancillary to our core business strategy.

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

Critical Accounting Policies

     Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, encourages all registrants, including the Company, to include a discussion of "critical" accounting policies or methods used in the preparation of financial statements. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended July 31, 2003 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

     Revenue from product sales is recognized when title and risk of loss are passed to the customer, which is generally at the time of shipment to the customer. Revenue from services is recognized when the related services are performed. When product sales and services are bundled, revenue is generally recognized separately upon delivery of the product and completion of the installation. Service contract fees are deferred and recognized as revenue ratably over the period of the applicable contract. Deferred service contract revenue represents the unearned portion of service contract fees. The Company generally does not develop or sell software products. However, certain computer hardware products sold by the Company are loaded with prepackaged software products. The net impact on the Company's financial statements of product returns, primarily for defective products, has been insignificant.

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

                                                  Percentage of Revenue for the
                                                        Three Months Ended
                                                            October 31,

                                                      2003              2002
                                                      ----              ----

           Revenue
                Products                                94.3%            94.8%
                Services                                 5.7              5.2
                                                      ------           ------

           Total revenue                               100.0            100.0
                                                       -----            -----

           Cost of revenue
                Products                                89.0             88.0
                Services                                72.5             67.3
                                                       -----            -----

           Total cost of revenue                        88.1             86.9
                                                       -----            -----
           Gross profit
                Products                                11.0             12.0
                Services                                27.5             32.7
                                                       -----            -----

           Total Gross Profit                           11.9             13.1

           Selling, general and
              administrative expenses                   11.1             12.9
                                                       -----            -----
           Income from operations                        0.8              0.2

           Interest and other income (expense), net     (0.1)             0.2
                                                       ------           -----
           Income before income taxes                    0.7              0.4

           Income tax provision                          0.3              0.2
                                                       -----            -----

           Net income                                    0.4%             0.2%
                                                       =====            =====

Three Months Ended October 31, 2003 Compared with Three Months Ended October 31, 2002

     Revenue. Revenue increased by $6.4 million or 9% to $74.7 million for the three months ended October 31, 2003 from $68.3 million for the three months ended October 31, 2002. Revenue from the sale of products increased by $5.7 million or 9% while revenue from service offerings increased by $0.7 million or 19%. The increase in product revenue is primarily a result of increased sales of display monitors, primarily large screen flat panel displays, by our Electrograph subsidiary. The increase in service revenue is primarily attributable to the Company's continued focus on growing its sales of services and solutions to its existing customer base and to new customers, as well as the growth of sales of services that are delivered by manufacturers or vendors.

     Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain rebates provided by manufacturers related to volume incentives and/or targets achieved by the Company and/or specific sales. All other operating costs are included in selling, general and administrative expenses, which are offset in part by certain market development funds provided by manufacturers. Gross profit decreased by $68,000 or 1%, from $9.0 million for the three months ended October 31, 2002 to $8.9 million for the three months ended October 31, 2003 while as a percentage of revenue, gross profit decreased from 13.1% for the three months ended October 31, 2002 to 11.9% for the three months ended October 31, 2003. Gross profit from product sales decreased by $71,000 or 1% while gross profit from service offerings was the same as the previous period. As a percentage of revenue, gross profit from the sale of products decreased from 12.0% for the three months ended October 31, 2002 to 11.0% for the three months ended October 31, 2003 primarily as a result of increased sales of lower margin products due to increased competition and pricing pressure. As a percentage of revenue, gross profit from the sale of services declined from 32.7% for the three months ended October 31, 2002 to 27.5% for the three months ended October 31, 2003 due to increased sales of lower margin services that are delivered by manufacturers or vendors.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $550,000, or 6% from $8.8 million for the three months ended October 31, 2002 to $8.3 million for the three months ended October 31, 2003. The decrease is principally due to decreased rent expense of approximately $300,000 as a result of the capital leases entered into by the Company in March 2003, decreased telephone expenses of approximately $160,000 and decreased advertising costs of approximately $490,000, primarily as a result of market development funds received from manufacturers for pre-approved market development activities. These decreases were partially offset by increased bad debt expense of approximately $370,000 primarily due to one customer. As a percentage of revenue, selling, general and administrative expenses decreased from 12.9% for the three months ended October 31, 2002 to 11.1% for the three months ended October 31, 2003.

     Interest and Other Income (Expense), net. Interest and other income (expense), net, decreased by approximately $230,000 from income of approximately $140,000 for the three months ended October 31, 2002 to an expense of approximately $87,000 for the three months ended October 31, 2003. The amount for the three months ended October 31, 2003 included approximately $155,000 of interest expense related to the interest portion of the capital leases entered into by the Company in March 2003 offset by interest income of approximately $68,000 earned on the Company's cash investments. The amount for the three months ended October 31, 2002 included income of approximately $113,000 from insurance proceeds received by the Company and interest income of approximately $26,000 earned on the Company's cash investments.

     Income Tax Provision. Our effective tax rate was 40.1% the three months ended October 31, 2003 and 40.2% for the three months ended October 31, 2002.

Liquidity and Capital Resources

     Our primary sources of cash and cash equivalents have been internally generated working capital from profitable operations. The Company's working capital at October 31, 2003 and July 31, 2003 was approximately $31.1 million and $30.7 million, respectively.

     Operations for the three months ended October 31, 2003 and 2002, after adding back non-cash items, provided cash of approximately $1.2 million and $0.8 million, respectively. During such periods, other changes in working capital provided (used) cash of approximately $1.5 million and ($1.0) million, respectively, resulting in cash being provided by (used in) operating activities of approximately $2.7 million and ($130,000), respectively. Our accounts receivable and accounts payable balances, as well as our inventory balances, can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date.

     Investment activities for the three months ended October 31, 2003 and 2002 used cash of approximately $515,000 and $188,000, respectively. For the three months ended October 31, 2003 and October 31, 2002 these amounts consisted solely of additions to property and equipment.

     For the three months ended October 31, 2003 financing activities used cash of approximately $51,000. This amount consisted solely of payments on capitalized lease obligations. Financing activities did not provide or use any cash for the three months ended October 31, 2002.

     We have available a line of credit with a financial institution in the aggregate amount of $15.0 million. At October 31, 2003, no amounts were outstanding under this line, which expires on January 31, 2005. The line of credit facility requires the Company to maintain certain financial ratios and covenants. At October 31, 2003, the Company was not in compliance with all the financial ratios and covenants required. The Company received a waiver of its requirements from its banks as of and for the period ended October 31, 2003.

     We believe that our current balances in cash and cash equivalents, expected cash flows from operations and available borrowings under the line of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 2004 which ends on July 31, 2004. We currently have no material commitments for capital expenditures, other than operating and capital leases that the Company has committed to for its facilities and certain tangible property. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory, the purchase of equipment, expansion of facilities, as well as the possible opening of new offices, potential acquisitions and expansion of the Company's service and e-commerce capabilities. In addition, there are no transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect liquidity or the availability of, or requirements for, capital resources.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not exposed to significant market risks. The Company primarily invests its cash in mutual funds consisting of U.S. Government and Government Agency Securities, Municipal Bonds and Corporate Fixed Income securities. Neither a 100 basis point increase nor decrease from current interest rates would have a material effect on the Company's financial position, results of operations or cash flows.


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

                           PART II - OTHER INFORMATION

      ITEM 6.     EXHIBITS AND REPORTS

(a)      Exhibits

          31.1 - Certification by Barry R. Steinberg, Chief Executive Officer, Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 - Certification by Elan Yaish, Chief Financial Officer, Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 - Certification by Barry R. Steinberg, Chief Executive Officer, Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 - Certification by Elan Yaish, Chief Financial Officer, Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b)    Reports on Form 8-K

1. Form 8-K filed September 5, 2003 disclosing Press Release dated September 5, 2003 regarding a write-down of between $2.3 million and $2.5 million, pre-tax, relating to the closing of the operations of its Donovan Consulting Group subsidiary.

2. Form 8-K filed October 28, 2003 disclosing Press Release dated October 27, 2003 reporting earnings for the fourth quarter and fiscal year ended July 31, 2003.

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



                                           MANCHESTER TECHNOLOGIES., INC.
                                           (Registrant)


DATE:   December 11, 2003              /S/ Barry R. Steinberg
                                       ----------------------------------------
                                      Barry R. Steinberg
                                      President and Chief Executive Officer



DATE:   December 11, 2003             /S/ Elan Yaish
                                      -----------------------------------------

                                      Elan Yaish
                                      Vice President Finance
                                      and Chief Financial Officer