Form 10-Q
period 2004-01-31
MANCHESTER TECHNOLOGIES INC
filed 2004-03-12
CIK 1023876

Microsoft Word 10.0.2627;16


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2004

                                       or

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

                                 [ ] Yes [X] No


As of March 3, 2004 there were 8,068,301 outstanding shares of the registrant's Common Stock.

                 MANCHESTER TECHNOLOGIES, INC. AND SUBSIDIARIES



                                Table of Contents

PART I.        FINANCIAL INFORMATION                                       Page
-------        ---------------------                                       ----

Item 1.        Condensed Consolidated Balance Sheets as of
                  January 31, 2004  (unaudited) and July 31, 2003             3

               Condensed Consolidated Statements of Operations for the
                  Three Months  and Six Months Ended
                  January 31, 2004 and 2003 (unaudited)                       4

               Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended January 31, 2004 and 2003 (unaudited)      5

               Notes to Unaudited Condensed Consolidated Financial Statements 6

Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk    18

Item 4.        Controls and Procedures                                       18


PART II.       OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders           19

Item 6.        Exhibits and Reports on Form 8-K                              19

PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

                 Manchester Technologies, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                January 31, 2004        July 31, 2003
                                                                    (Unaudited)         -------------
                                                                    -----------
Assets
Current assets:
  Cash and cash equivalents                                           $ 3,866               $ 8,553
  Accounts receivable, net                                             33,710                35,117
  Inventory                                                            18,352                 9,605
  Deferred income taxes                                                   603                   603
  Prepaid taxes                                                         1,832                 1,704
  Prepaid expenses and other current assets                               703                   709
                                                                     ---------             --------

         Total current assets                                          59,066                56,291

Property and equipment, net                                            13,556                13,985
Goodwill, net                                                           6,439                 6,439
Deferred income taxes                                                     757                   757
Other assets                                                              177                   278
                                                                          ----             --------

         Total assets                                                 $79,995               $77,750
                                                                       ======                ======

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses                               $26,524               $24,752
   Deferred service contract revenue                                      606                   666
   Current portion of capital lease obligations                           228                   212
                                                                          ---             ---------

         Total current liabilities                                     27,358                25,630

Deferred compensation payable                                             263                   263
Capital lease obligations, net of current portion                       7,811                 7,923
                                                                        -----              --------

         Total liabilities                                             35,432                33,816
                                                                       ------               -------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000  shares
   authorized, none issued                                                  -                     -
  Common stock, $.01 par value; 25,000  shares authorized,
   7,990 issued and outstanding                                            80                    80
  Additional paid-in capital                                           18,965                18,942
  Deferred compensation                                                   (13)                  (13)
  Retained earnings                                                    25,531                24,925
                                                                       ------                ------

         Total shareholders' equity                                    44,563                43,934
                                                                       ------                ------

         Total liabilities and shareholders' equity                   $79,995               $77,750
                                                                       ======               =======

See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                     Three months ended January 31,   Six months ended January 31,
                                           2004           2003            2004          2003
                                           ----           ----            ----          ----
Revenue
       Products                          $72,869         $74,283      $143,321        $138,998
       Services                            6,925           6,259        11,173           9,829
                                           -----         -------        ------       ---------
                                          79,794          80,542       154,494         148,827
                                          ------          ------       -------         -------
Cost of revenue
       Products                           64,611          66,979       127,337         123,897
       Services                            5,634           5,088         8,712           7,491
                                           -----         -------         -----       ---------
                                          70,245          72,067       136,049         131,388
                                          ------          ------       -------         -------

        Gross profit                       9,549           8,475        18,445          17,439

Selling, general and
    administrative expenses                8,990           8,711        17,280          17,551
                                           -----         -------        ------        --------

       Income (loss) from operations         559            (236)        1,165            (112)

Interest and other income (expense), net     (68)             28          (155)            168
                                             ----       --------          ----       ---------

       Income (loss) before income taxes     491            (208)        1,010              56

Income tax provision (benefit)               196             (83)          404              23
                                             ---         --------          ---        --------

       Net income (loss)                   $ 295          $ (125)       $  606        $     33
                                             ===           ======        =====         =======
Net income (loss) per share
   Basic                                   $0.04         $ (0.02)        $0.08         $  0.00
                                            ====          =======         ====          ======
   Diluted                                 $0.04         $ (0.02)        $0.07         $  0.00
                                            ====          =======         ====          ======

Weighted average
  shares outstanding
     Basic                                 7,990           7,990         7,990           7,990
                                           =====           =====         =====           =====
      Diluted                              8,299           7,990         8,265           7,991
                                           =====           =====         =====           =====




See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                          Six months ended
                                                                   January 31,         January 31,
                                                                      2004                 2003
                                                                      ----                 ----

Cash flows from operating activities:
   Net income                                                        $ 606                $   33
   Adjustments to reconcile net income to net cash
    from operating activities:
       Depreciation and amortization                                 1,271                 1,058
       Provision for doubtful accounts                                 295                    41
       Equity based compensation expense                                23                     -

      Changes in assets and liabilities:
        Accounts receivable                                          1,112                (1,987)
        Inventory                                                   (8,747)               (1,907)
        Prepaid taxes                                                 (128)                 (283)
        Prepaid expenses and other current assets                        6                  (186)
        Other assets                                                   101                   272
        Accounts payable and accrued expenses                        1,772                 7,969
        Deferred service contract revenue                              (60)                 (313)
                                                                       ----               -------
           Net cash  provided by (used in) operating activities     (3,749)                4,697
                                                                    -------              -------
Cash flows from investing activities:
      Capital expenditures                                            (842)                 (389)
                                                                      ----                  ----
           Net cash used in investing activities                      (842)                 (389)
                                                                    -------               -------
Cash flows from financing activities:
      Payments on capital lease obligations                            (96)                    -
                                                                    ------               -------

           Net cash used in financing activities                       (96)                    -
                                                                    -------           ----------
Net increase (decrease) in cash and cash equivalents                (4,687)                4,308

Cash and cash equivalents at beginning of period                     8,553                 8,963
                                                                     -----               -------

Cash and cash equivalents at end of period                          $3,866               $13,271
                                                                     =====               =======





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

     Sales of hardware and software products comprise the majority of the Company's revenues. The Company has entered into agreements with certain suppliers and manufacturers that may provide the Company favorable pricing and price protection in the event the vendor reduces its prices.

     The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended July 31, 2003. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. The results of operations for the three and six month periods ended January 31, 2004 are not necessarily indicative of the results to be expected for future interim periods or the entire year.

2.        Net Income (Loss) Per Share

     Basic net income  (loss) per share has been computed by dividing net income
(loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Stock options representing 545,000 and 847,000 shares for the three months ended January 31, 2004 and 2003, respectively, and 593,000 and 781,000 shares for the six months ended January 31, 2004 and 2003, respectively, have been excluded from the calculation of diluted net income (loss) per share as they are antidilutive. The following table reconciles the denominators of the basic and diluted per share computations. For each period, the numerator is the net income (loss) as reported.

                             Three months ended January 31,                  Six months ended January 31,
                                2004               2003                      2004                   2003
                                ----               ----                      ----                   ----
                                   Per share              Per share                 Per share             Per share
                       Shares      amount      Shares    amount        Shares      amount       Shares   amount
                       ------      ------      ------    ------        ------      ------       ------   ------
                                                  (shares in thousands)
         Basic           7,990        $0.04      7,990     $(0.02)       7,990        $0.08        7,990    $0.00
                                       ====                ======                      ====                 =====

         Effect of
          dilutive
           options         309                       -                     275                         1
                           ---                  ------                     ---                   -------

         Diluted         8,299        $0.04      7,990     $(0.02)       8,265        $0.07        7,991    $0.00
                         =====        =====      =====     ======        =====        =====        =====    =====

                                       6

3.        Accounting for Stock-Based Compensation

     The Company records compensation expense for employee stock options if the current market price of the underlying stock exceeds the exercise price on the date of the grant. On August 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro forma net income and net income per share for employee stock option grants as if such method had been used to account for stock-based compensation cost as described in SFAS 123.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations for stock options and other stock-based awards while disclosing pro forma net income and net income per share as if the fair value method had been applied in accordance with SFAS 123.

     The Company applies the intrinsic value method as outlined in APB 25, and related interpretations in accounting for stock options granted. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Since the Company has issued all stock option grants at market value, no compensation cost has been recognized at the time of grant. For 50,000 options that were repriced subsequent to their date of grant, the Company is applying variable accounting to those options. The related equity-based compensation expense was $23 for the six months ended
January 31, 2004. SFAS 123 requires that the Company provide pro forma information regarding net income (loss) and net income (loss) per share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. During fiscal 2003, the Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring quarterly SFAS 123 pro forma disclosure. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented.

                                                 Three Months Ended January 31,    Six Months Ended January 31,
                                                        2004           2003             2004                2003

      Net income (loss), as reported                    $295             $(125)         $606               $ 33

      Add: Stock-based compensation
        expense included in net income
       (loss) net of related tax effects                  14                 -            14                  -

      Deduct:  Total stock-based
       employee compensation expense
       determined under fair value
       method for all awards, net of
       related tax effects                              (120)              (95)         (286)              (255)
                                                         ---               ----         -----              -----

      Net income (loss) - pro forma                     $189             $(220)         $334              $(222)
                                                         ===               ====          ===                ====

      Net income (loss) per share:
       Basic - as reported                             $0.04            $(0.02)        $0.08              $0.00
                                                        ====              =====         ====               ====
       Basic - pro forma                               $0.02            $(0.03)        $0.04             $(0.03)
                                                        ====              =====         ====               =====
       Diluted - as reported                           $0.04            $(0.02)        $0.07              $0.00
                                                        ====              =====         ====               ====
       Diluted - pro forma                             $0.02            $(0.03)        $0.04             $(0.03)
                                                        ====              =====         ====               =====

4.       Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

     Also required by SFAS No. 142, on an annual basis, the Company tests goodwill and other intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. In making these assumptions and estimates, the Company uses set criteria that are reviewed and approved by various levels of management, and the Company estimates the fair value of its reporting unit by using discounted cash flow analyses.

     Accumulated amortization for the Company's goodwill was approximately $1,116 at both January 31, 2004 and July 31, 2003. In accordance with SFAS No. 142, no goodwill amortization expense was recorded for the three months and six months ended January 31, 2004 and 2003.

     As of January 31, 2004 and July 31, 2003, the Company had no intangible assets other than goodwill.

5.        Recently Issued Accounting Standards

     In April 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an accounting standard that would become effective in 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

     In December 2003, the FASB issued a revised version of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaced FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January, 2003. FIN 46R applies immediately to variable interest entities created after December 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created or acquired prior to January 1, 2004, the provisions of FIN 46R, must be applied beginning on April 30, 2004. The Company does not believe that the adoption of FIN 46R will have a significant impact on the Company's consolidated financial statements.

     In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104, "Revenue Recognition," ("SAB 104"), which updates the previously issued revenue recognition guidance in SAB 101, based on the Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables," ("EITF 00-21"). According to EITF 00-21, if the deliverables in a sales arrangement constitute separate units of accounting, as defined, the revenue recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria, as defined, the revenue recognition policy must be determined for the entire arrangement. The application of SAB 104 did not have a significant impact on the Company's consolidated financial statements.

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


Overview

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

     Revenue for the quarter was $79.8 million as compared with $80.5 million for the comparable quarter last year and $74.7 million in the first quarter of this fiscal year. The Company reported net income for the quarter of $295,000 or $0.04 per diluted share as compared with a net loss of $125,000 or $0.02 per diluted share reported a year ago and net income of $311,000, or $0.04 per diluted share, for the first quarter of this fiscal year.

     Revenue for the six months ended January 31, 2004 was $154.5 million as compared with $148.8 million for the first six months of last year. Net income for the six months was $606,000 or $0.07 per diluted share as compared with $33,000 or $0.00 per diluted share reported a year ago.

     Our second quarter reflects the increase in technology spending resulting from the lack of capital spending over the past few years. Revenues for the quarter increased sequentially as compared to our first quarter of fiscal 2004 and were slightly lower as compared to last year. However, we are pleased that our service revenues increased by 11% as compared to the second quarter of last year and 14% as compared to the first half of last year. In addition, revenues from sales of display solutions increased by 8% as compared to the second quarter of last year and 15% as compared to the first half of last year. We continue focusing on our strategy of providing business solutions, services, product fulfillment and display technologies that meet all of our customer's needs.

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

Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended July 31, 2003 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

     Revenue Recognition. Revenue from product sales is recognized when title and risk of loss are passed to the customer, which is generally at the time of shipment to the customer. Revenue from services is recognized when the related services are performed. When product sales and services are bundled, revenue is generally recognized separately upon delivery of the product and completion of the installation. Service contract fees are deferred and recognized as revenue ratably over the period of the applicable contract. Deferred service contract revenue represents the unearned portion of service contract fees. The Company generally does not develop software products. However, certain computer hardware products sold by the Company are loaded with prepackaged software products. The net impact on the Company's financial statements of product returns, primarily for defective products, has been insignificant.

     Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

     Inventory. Inventory purchases and commitments are based upon future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross margin could be adversely affected.

     Goodwill. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In assessing the recoverability of the Company's goodwill, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company's results of operations.

      Results of Operations

     The following table sets forth, for the periods indicated, information derived from the Company's condensed consolidated statements of operations expressed as a percentage of related revenue or total revenue.

                                                                                    Percentage of Revenue
                                                                 Three Months Ended January 31,  Six Months Ended January 31,
                                                                     2004             2003          2004         2003
                                                                     ----             -----         ----         -----
           Revenue
               Products                                             91.3%            92.2%       92.8%          93.4%
               Services                                               8.7              7.8         7.2            6.6
                                                                    -----            -----        ----          -----

           Total revenue                                            100.0            100.0       100.0          100.0
                                                                    -----            -----       -----          -----

           Cost of revenue
               Products                                              88.7             90.2        88.8           89.1
               Services                                              81.4             81.3        78.0           76.2
                                                                     ----             ----        ----           ----

           Total cost of revenue                                     88.0             89.5        88.1           88.3
                                                                     ----             ----        ----           ----
           Gross profit
               Products                                              11.3              9.8        11.2           10.9
               Services                                              18.6             18.7        22.0           23.8
                                                                     ----             ----        ----           ----

           Total gross profit                                        12.0             10.5        11.9           11.7

           Selling, general and
              administrative expenses                                11.3             10.8        11.2           11.8
                                                                     ----             ----        ----           ----

           Income (loss) from operations                              0.7             (0.3)        0.8           (0.1)

           Interest and other income (expense), net                  (0.1)             0.0        (0.1)           0.1
                                                                     -----            ----        -----          ----

           Income (loss) before income taxes                          0.6             (0.3)        0.7            0.0


           Income tax provision (benefit)                             0.2             (0.1)        0.3            0.0
                                                                      ---             -----        ---           ----


           Net income (loss)                                          0.4%            (0.2)%       0.4%           0.0%
                                                                      ===            ======        ===           ====


Three Months Ended January 31, 2004 Compared with Three Months Ended January 31, 2003

     Revenue. Revenue decreased by $0.7 million or 1% to $79.8 million for the three months ended January 31, 2004 from $80.5 million for the three months ended January 31, 2003. Revenue from the sale of products decreased by $1.4 million or 2% while revenue from service offerings increased by $0.7 million or 11%. The decrease in product revenue is primarily a result of decreased sales of computers and peripherals partially offset by increased sales of display monitors, primarily large screen flat panel displays, the market for which should continue to grow. The increase in service revenue is primarily attributable to the Company's continued focus on growing its sales of services and solutions to its existing customer base and to new customers.

     Gross Profit. Cost of revenue includes the direct costs of products sold, freight and the personnel costs associated with providing technical services, offset in part by certain rebates provided by manufacturers related to volume incentives and/or targets achieved by the Company and/or specific sales. All other operating costs are included in selling, general and administrative expenses, which are offset in part by certain market development funds provided by manufacturers. Gross profit increased by $1.1 million or 13%, from $8.5 million for the three months ended January 31, 2003 to $9.5 million for the three months ended January 31, 2004 and as a percentage of revenue, gross profit increased from 10.5% for the three months ended January 31, 2003 to 12.0% for the three months ended January 31, 2004. Gross profit from product sales increased by $1.0 million or 13% while gross profit from service offerings increased by $120,000 or 10%. As a percentage of revenue, gross profit from the sale of products increased from 9.8% for the three months ended January 31, 2003 to 11.3% for the three months ended January 31, 2004 primarily due to increased sales of higher margin products. As a percentage of revenue, gross profit from the sale of services was relatively constant at 18.7% for the three months ended January 31, 2003 and 18.6% for the three months ended January 31, 2004.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $280,000, or 3% from $8.7 million for the three months ended January 31, 2003 to $9.0 million for the three months ended January 31, 2004. The increase is principally due to an increase in salaries and other personnel costs in the amount of approximately $200,000 reflecting the increase in employee headcount and associated costs as the Company needed to increase personnel as a result of the overall economic recovery and the increase in technology spending, increased sales commissions paid of approximately $115,000 due to the higher gross margins earned on revenues, increased depreciation and amortization expense of approximately $170,000, and increased insurance costs of approximately $120,000 due to an increase in insurance rates in the market. These increases were partially offset by decreased rent expense of approximately $290,000 as a result of the capital leases entered into by the Company in March 2003. As a percentage of revenue, selling, general and administrative expenses increased from 10.8% for the three months ended January 31, 2003 to 11.3% for the three months ended January 31, 2004.

     Interest and Other Income (Expense), net. Interest and other income (expense), net, decreased by approximately $96,000 from income of approximately $28,000 for the three months ended January 31, 2003 to an expense of approximately $68,000 for the three months ended January 31, 2004. The amount for the three months ended January 31, 2004 included approximately $154,000 of interest expense related to the interest portion of the capital leases entered into by the Company in March 2003 offset by interest income of approximately $50,000 earned on the Company's cash investments and other income of approximately $36,000 related to referral income received by the Company from manufacturers, vendors, or other resellers. The amount for the three months ended January 31, 2003 consisted of interest income of approximately $28,000 earned on the Company's cash investments.

     Income Tax Provision (Benefit). Our effective tax rate was 39.9% for the three months ended January 31, 2004 and January 31, 2003.

     Six Months Ended January 31, 2004 Compared to Six Months Ended January 31, 2003

     Revenue. Revenue increased by $5.7 million or 4% to $154.5 million for the six months ended January 31, 2004 from $148.8 million for the six months ended January 31, 2003. Revenue from the sale of products increased by $4.3 million or 3% while revenue from service offerings increased by $1.3 million or 14%. The increase in product revenue is primarily a result of increased sales of display monitors, primarily large screen flat panel displays, partially offset by lower sales of computers and peripherals. The increase in service revenue is primarily attributable to the increase in sales of services that are delivered by manufacturers or vendors.

     Gross Profit. Gross profit increased by $1.0 million or 6%, from $17.4 million for the six months ended January 31, 2003 to $18.4 million for the six months ended January 31, 2004 and as a percentage of revenue, gross profit increased from 11.7% for the six months ended January 31, 2003 to 11.9% for the six months ended January 31, 2004. Gross profit from product sales increased by $0.9 million or 6% while gross profit from service offerings increased by

$123,000 or 5%. As a percentage of revenue, gross profit from the sale of products increased from 10.9% for the six months ended January 31, 2003 to 11.2% for the six months ended January 31, 2004 primarily due to increased sales of higher margin products. As a percentage of revenue, gross profit from the sale of services declined from 23.8% for the six months ended January 31, 2003 to 22.0% for the six months ended January 31, 2004 as a result of increased sales of lower margin services, primarily services that are delivered by manufacturers or vendors.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by approximately $270,000, or 2% from $17.6 million for the six months ended January 31, 2003 to $17.3 million for the six months ended January 31, 2004. The decrease is principally due to a decrease in rent expense of approximately $590,000 as a result of the capital leases entered into by the Company in March 2003, decreased telephone expenses of approximately $215,000, and decreased advertising and promotional costs of approximately $225,000, primarily as a result of market development funds received from manufacturers for pre-approved market development activities. These decreases were partially offset by increased salaries and other personnel costs of approximately $130,000 reflecting the increase in employee headcount and associated costs at the Company as a result of the overall economic recovery and the increase in technology spending, increased sales commissions paid of approximately $180,000 due the higher gross margins earned on revenues, increased insurance costs of approximately $160,000 due to an increase in insurance rates in the market, increased bad debt expense of approximately $450,000, primarily due to one customer, and increased depreciation and amortization expense of approximately $210,000. As a percentage of revenue, selling, general and administrative expenses decreased from 11.8% for the six months ended January 31, 2003 to 11.2% for the six months ended January 31, 2004.

     Interest and Other Income (Expense), net. Interest and other income (expense), net, decreased by approximately $320,000 from income of $168,000 for the six months ended January 31, 2003 to an expense of approximately $155,000 for the six months ended January 31, 2004. The amounts for the six months ended January 31, 2004 included approximately $309,000 of interest expense related to the interest portion of the capital leases entered into by the Company in March 2003 offset by interest income of approximately $77,000 earned on the Company's cash investments and other income of approximately $77,000 related to referral income received by the Company from manufacturers, vendors, or other resellers. The amount for the six months ended January 31, 2003 included the receipt of insurance proceeds in the amount of $113,000 and interest income of approximately $55,000 earned on the Company's cash investments.

     Income Tax Provision (Benefit). Our effective tax rate was 40.0% and 41.1% for the six months ended January 31, 2004 and January 31, 2003, respectively.

      Liquidity and Capital Resources

      Working Capital
      ---------------

     Our primary sources of cash and cash equivalents have been internally generated working capital from profitable operations. The Company's working capital at January 31, 2004 and July 31, 2003 was approximately $31.7 million and $30.7 million, respectively.

      Cash Flows
      ----------

     Operations for the six months ended January 31, 2004 and 2003, after adding back non-cash items, provided cash of approximately $2.2 million and $1.1 million, respectively. During such periods, other changes in working capital provided (used) cash of approximately $(5.9) million and $3.6 million, respectively, resulting in cash being provided by (used in) operating activities of approximately $(3.7) million and $4.7 million, respectively. Our accounts receivable and accounts payable balances, as well as our inventory balances, can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. The increase in inventory during the six months ended January 31, 2004 of approximately $8.7 million as compared to the six months ended January 31, 2003, is a result of the increase in sales in the period, as well as increased inventory purchases due to special product offerings and volume discounts received from manufacturers.

     Investing activities for the six months ended January 31, 2004 and 2003 used cash of approximately $842,000 and $389,000, respectively. For the six months ended January 31, 2004 and 2003 these amounts consisted solely of additions to property and equipment.

     For the six months ended January 31, 2004 financing activities used cash of approximately $96,000. This amount consisted solely of payments on capitalized lease obligations. Financing activities did not provide or use any cash for the six months ended January 31, 2003.

      Line of Credit
      --------------

     We have available a line of credit with a financial institution in the aggregate amount of $15.0 million. At January 31, 2004, no amounts were outstanding under this line which expires on January 31, 2005. The line of credit facility requires the Company to maintain certain financial ratios and covenants. At January 31, 2004, the Company was in compliance with all the specified financial ratios and covenants.

      Financial Commitments
      ---------------------

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

     The following table represents the Company's financial commitments as of January 31, 2004:

                                               Less than        1 - 3              4 - 5         After
                                 Total         1 Year           Years              Years         5 Years
                                 -------------------------------------------------------------------------
                                                       (in thousands)
       Capital leases              $8,039          $228          $  910           $829            $6,072
       Operating leases             2,484           622           1,598            128               136
                                    -----         -----           -----            ---               ---

       Total                      $10,523          $850          $2,508           $957            $6,208
                                   ======           ===           =====            ===             =====

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

      Recently Issued Accounting Standards

     In April 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an accounting standard that would become effective in 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

     In December 2003, the FASB issued a revised version of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaced FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January, 2003. FIN 46R applies immediately to variable interest entities created after December 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created or acquired prior to January 1, 2004, the provisions of FIN 46R, must be applied beginning on April 30, 2004. The Company does not believe that the adoption of FIN 46R will have a significant impact on the Company's consolidated financial statements.

     In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104, "Revenue Recognition," ("SAB 104"), which updates the previously issued revenue recognition guidance in SAB 101, based on the Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables," ("EITF 00-21"). According to EITF 00-21, if the deliverables in a sales arrangement constitute separate units of accounting, as defined, the revenue recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria, as defined, the revenue recognition policy must be determined for the entire arrangement. The application of SAB 104 did not have a significant impact on the Company's consolidated financial statements.


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

      PART II - OTHER INFORMATION

      ITEM 4.     Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Shareholders held on January 21, 2004, the following proposals were adopted by the margins indicated:

     (1) Elect seven Directors to serve until the 2005 Annual Meeting of Shareholders;

                                                                                             Broker
             Nominee                        For            Withheld         Abstain         Non-votes
             --------------                 ---            --------         -------         ---------
          Barry R. Steinberg             7,499,098            420,073           0              0
          Joel G. Stemple                7,499,098            420,073           0              0
          Joel Rothlein                  7,499,098            420,073           0              0
          Bert Rudofsky                  7,523,898            395,273           0              0
          Michael E. Russell             7,523,898            395,273           0              0
          Julian Sandler                 7,523,898            395,273           0              0
          Yacov A. Shamash               7,523,898            395,273           0              0

(2) Vote on the ratification of the reappointment of KPMG LLP as independent auditors of the Company for the year ending July 31, 2004.

                                                                       Broker
              For              Against            Abstain              Non-votes
              ---              -------            -------              ---------
             7,831,836          37,335             50,000               0

     No other items were voted on at the Annual Meeting of Shareholders or during the quarter ended January 31, 2004.

      ITEM 6.     Exhibits and Reports on Form 8-K

(a)      Exhibits

     10.21- Fifth Amendment to $15,000,000 Revolving Credit Facility Agreement dated January 30, 2004 between Registrant and Citibank, as Agent.

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

      (b)     Reports on Form 8-K

     1.   Form 8-K filed  December  11,  2003  disclosing  Press  Release  dated
          December 11, 2003 reporting earnings for the first quarter ended October 31, 2003.

     2. Form 8-K filed December 19, 2003 disclosing Press Release dated December 19, 2003 announcing the resignation of Robert Valentine from its Board and the appointment of Yacov A. Shamash to fill the vacancy created by such resignation.

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



                                      MANCHESTER TECHNOLOGIES, INC.
                                      (Registrant)


DATE:   March 11, 2004                /S/   Barry  R. Steinberg
                                         ----------------------------------
                                      Barry R. Steinberg
                                      President and Chief Executive Officer



DATE:   March 11, 2004                /S/ Elan Yaish
                                       -------------------------------------
                                       Elan Yaish
                                       Vice President Finance, Chief Financial
                                       Officer and Assistant Secretary