Form 10-Q
period 2004-04-30
MANCHESTER TECHNOLOGIES INC
filed 2004-06-18
CIK 1023876

Microsoft Word 10.0.2627;27


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2004

                                                               or

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

                                 [ ] Yes [X] No


As of June 7, 2004 there were 8,070,551 outstanding shares of the registrant's Common Stock.

                 MANCHESTER TECHNOLOGIES, INC. AND SUBSIDIARIES



                                Table of Contents

PART I.     FINANCIAL INFORMATION                                        Page
-------     ---------------------                                        ----

Item 1.     Condensed Consolidated Balance Sheets as of
                   April 30, 2004  (unaudited) and July 31, 2003             3

            Condensed Consolidated Statements of Operations for the
                   Three Months  and Nine Months Ended
                      April 30, 2004 and 2003 (unaudited)                    4

            Condensed Consolidated Statements of Cash Flows for the
                   Nine Months Ended April 30, 2004 and 2003 (unaudited)     5

            Notes to Unaudited Condensed Consolidated Financial Statements   6

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk      18

Item 4.     Controls and Procedures                                         19


PART II.    OTHER INFORMATION

..

 Item 6.    Exhibits and Reports on Form 8-K                                20

PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

                 Manchester Technologies, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                             April 30, 2004          July 31, 2003
                                                               (Unaudited)           -------------
                                                               -----------
Assets
Current assets:
  Cash and cash equivalents                                      $13,241               $ 8,553
  Accounts receivable, net                                        33,297                35,117
  Inventory                                                       25,805                 9,605
  Deferred income taxes                                              603                   603
  Prepaid taxes                                                       42                 1,704
  Prepaid expenses and other current assets                          703                   709
  Assets held for sale                                             2,881                     -
                                                                 -------            ----------

         Total current assets                                     76,572                56,291

Property and equipment, net                                       12,894                13,985
Goodwill, net                                                      3,735                 6,439
Deferred income taxes                                                757                   757
Other assets                                                         134                   278
                                                                    ----                   ---

Total assets                                                     $94,092               $77,750
                                                                  ======                ======

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable and accrued expenses                          $40,992               $24,752
   Deferred service contract revenue                                   -                   666
   Current portion of capital lease obligations                      237                   212
                                                                 -------               -------

         Total current liabilities                                41,229                25,630

Deferred compensation payable                                        263                   263
Capital lease obligations, net of current portion                  7,749                 7,923
                                                                   -----               -------

         Total liabilities                                        49,241                33,816
                                                                  ------               -------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000 shares
   authorized, none issued                                             -                     -

  Common stock, $.01 par value; 25,000 shares authorized,
   8,071 and 7,990 shares issued and outstanding                      81                    80
  Additional paid-in capital                                      19,249                18,942

  Deferred compensation                                              (13)                  (13)

  Retained earnings                                               25,534                24,925
                                                                  ------                ------

         Total shareholders' equity                               44,851                43,934
                                                                  ------                ------

         Total liabilities and shareholders' equity              $94,092               $77,750
                                                                  ======               =======



See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                 Three months ended April 30,     Nine months ended April 30,
                                                    2004            2003           2004                2003
                                                    ----            ----           ----                ----
Revenue                                            $42,448        $36,533        $132,943            $123,636

Cost of Revenue                                     38,509         33,137         119,712             110,432
                                                    ------         ------         -------             -------
       Gross profit                                  3,939          3,396          13,231              13,204


Selling, general and
    administrative expenses                          3,149          2,847           9,735               8,657
                                                     -----          -----           -----               -----
       Income from operations                          790            549           3,496               4,547
Interest and other income (expense), net               (70)           (22)           (166)                146
                                                       ----           ---             ----                ---
       Income from continuing operations
           before income taxes                         720            527           3,330               4,693
Income tax provision                                   288            211           1,312               1,877
                                                      ----            ---           -----               -----
Income from continuing operations                      432            316           2,018               2,816
                                                      ----            ---           -----               -----

Discontinued operations
       Loss from operations of
           discontinued component                     (714)          (484)         (2,314)             (4,594)
       Income tax benefit                              285            194             905               1,837
                                                     -----            ---             ---               -----

       Loss from discontinued operations             (429)           (290)         (1,409)             (2,757)
                                                     -----           -----         -------             -------

Net income                                          $   3         $    26        $    609             $    59
                                                     ====          ======         =======              ======

Income per share from continuing operations
   Basic                                            $0.05           $0.04           $0.25               $0.35
                                                     ====            ====            ====                ====

   Diluted                                          $0.05           $0.04           $0.24               $0.35
                                                     ====            ====            ====                ====

Loss per share from discontinued operations
   Basic                                           $(0.05)         $(0.04)         $(0.18)             $(0.35)
                                                     =====           =====           =====               =====

   Diluted                                         $(0.05)         $(0.04)         $(0.17)             $(0.35)
                                                     ====            =====           =====               =====

Net income per share
   Basic                                            $0.00           $0.00           $0.08                $0.01
                                                     ====            ====            ====                 ====

   Diluted                                          $0.00           $0.00           $0.07                $0.01
                                                     ====            ====            ====                 ====

Weighted average
  shares outstanding
                                                         =
  Basic                                              8,070          7,990            8,017              7,990
                                                     =====          =====            =====              =====
  Diluted                                            8,533          7,990            8,364              7,990
                                                     =====          =====            =====              =====


See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                    Nine months ended
                                                                                   April 30,            April 30,
                                                                                    2004                  2003
                                                                                    ----                  ----

Cash flows from operating activities:
   Net income                                                                     $    609               $    59
   Loss from discontinued operations                                                 1,409                     -
                                                                                     -----                 -----
   Income from continuing operations                                                 2,018                    59

   Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation and amortization                                                  1,315                 1,402
      Provision for doubtful accounts                                                  489                   (94)
      Equity based compensation expense                                                 24                     -

      Changes in assets and liabilities:
        Accounts receivable                                                          1,331                 3,341
        Inventory                                                                  (16,200)               (3,630)
        Prepaid income taxes                                                         1,662                  (294)
        Prepaid expenses and other current assets                                        6                  (325)
        Other assets                                                                   144                   347
        Accounts payable and accrued expenses                                       15,551                 2,078
        Deferred service contract revenue                                             (666)                 (263)
                                                                                       ----                 -----

           Net cash provided by continuing operations                                5,674                 2,621
           Net cash used by discontinued operations                                   (361)                    -
                                                                                       ----               ------

           Net cash provided by operating activities                                 5,313                 2,621
                                                                                     -----                ------

Cash flows from investing activities:
      Capital expenditures                                                            (760)                 (718)
                                                                                   -------                  ----

           Net cash used in investing activities                                      (760)                 (718)
                                                                                   --------                 -----
Cash flows from financing activities:
      Proceeds from exercise of stock options                                          284                     -
      Payments on capital lease obligations                                           (149)                  (16)
                                                                                    -------              --------

           Net cash provided by (used in) financing activities                         135                   (16)
                                                                                    ------               --------

Net increase in cash and cash equivalents                                            4,688                 1,887
Cash and cash equivalents at beginning of period                                     8,553                 8,963
                                                                                     -----               --------

Cash and cash equivalents at end of period                                         $13,241               $10,850
                                                                                    ======                =======

Capital lease obligations incurred to acquire buildings                            $     -                $8,200
                                                                                   =======                ======

See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)

1.       Organization and Basis of Presentation

     The condensed consolidated financial statements include the accounts of Manchester Technologies, Inc. and its wholly-owned subsidiaries (collectively, "Manchester," "we," "us," or "the Company"). As discussed further in Note 2, on May 28, 2004, the Company sold its end-user information technology fulfillment and professional services business. Prior to such sale, Manchester specialized in hardware and software procurement, display technology, custom networking, security, IP telephony, remote management, application development/e-commerce, storage, and enterprise and Internet solutions, offering its customers single-source solutions customized to their information systems needs by integrating its analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. Subsequent to such sale, the Company will continue distributing display technology solutions and plasma display monitors and computer hardware primarily to dealers and system integrators and will no longer provide any professional services. The Company operates in a single segment.

     The  Company  has  entered  into  agreements  with  certain  suppliers  and
manufacturers   that  may  provide  the  Company  favorable  pricing  and  price protection in the event the vendor reduces its prices.

     The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended July 31, 2003. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. The results of operations for the three and nine month periods ended April 30, 2004 are not necessarily indicative of the results to be expected for future interim periods or the entire year.

2.       Discontinued Operations

     On May 28, 2004, the Company sold its end-user information technology fulfillment and professional services business to ePlus, inc., a leading provider of Enterprise Cost Management, in an all cash transaction. The transaction included the sale to ePlus of the customer list of the business and certain related equipment, the assumption by ePlus of certain contracts and liabilities pertaining to the business, the hiring by ePlus of approximately 135 Manchester employees involved in the business, and an option to purchase certain inventory of the business to be determined at a subsequent date. The transaction did not include, and Manchester retained, the balance of the inventory and all of the accounts receivable of the business sold. The Company will continue distributing display technology solutions and plasma display monitors and computer hardware primarily to dealers and system integrators.

     The purchase price for the acquisition was approximately $5,000. The Company estimates that it will record a gain of approximately $1,500 in its fourth quarter ended July 31, 2004 as a result of the transaction.

     Assets held for sale of the disposal group included on the accompanying condensed consolidated balance sheet as of April 30, 2004 consist of goodwill of $2,704 and property and equipment, net of $177. Liabilities of the disposal group include deferred revenue of $689, which has been included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet as of April 30, 2004.

     In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations from the sale of the end-user information technology fulfillment and professional services business have been recorded as discontinued operations in the accompanying condensed consolidated statements of operations. The revenue from discontinued operations was $34,976 and $27,411 for the three months ended April 30, 2004 and 2003, respectively. The loss from operations of the discontinued component was $(714) and $(484) for the three months ended April 30, 2004 and 2003, respectively. The revenue from discontinued operations was $98,975 and $89,135 for the nine months ended April 30, 2004 and 2003, respectively. The loss from operations of the discontinued component was $(2,314) and $(4,594) for the nine months ended April 30, 2004 and 2003, respectively.

     The presentation of discontinued operations on the statement of operations for the three and nine months ended April 30, 2003 has been reclassified. The balance sheet as of July 31, 2003 and the statement of cash flows for the nine months ended April 30, 2003 have not been reclassified to reflect discontinued operations.

3.        Net Income Per Share

     Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Stock options representing 153,000 and 843,000 shares for the three months ended April 30, 2004 and 2003, respectively, and 429,000 and 843,000 shares for the nine months ended April 30, 2004 and 2003, respectively, have been excluded from the calculation of diluted net income per share as they are antidilutive. The following table reconciles the denominators of the basic and diluted per share computations. For each period, the numerator is the net income from continuing operations as reported and the per share amounts below represent income per share from continuing operations.

                             Three months ended April 30,                    Nine months ended April 30,
                                2004               2003                      2004                   2003
                                ----               ----                      ----                   ----
                                   Per share              Per share                 Per share             Per share
                   Shares           amount      Shares    amount        Shares      amount       Shares   amount
                   ------           ------      ------    ------        ------      ------       ------   ------
                                                  (shares in thousands)
         Basic           8,070        $0.05      7,990      $0.04        8,017        $0.25        7,990    $0.35
                                      =====                 =====                      ====                 =====


         Effect of
          dilutive
           options         463                                             347
                           ---                    ----                     ---                     -----

         Diluted         8,533        $0.05      7,990     $0.04         8,364        $0.24        7,990    $0.35
                         =====         ====      =====     =====          ====        =====        =====    =====


 4.       Accounting for Stock-Based Compensation

     The Company records compensation expense for employee stock options if the current market price of the underlying stock exceeds the exercise price on the date of the grant. On August 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro forma net income (loss) and net income (loss) per share for employee stock option grants as if such method had been used to account for stock-based compensation cost as described in SFAS 123.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations for stock options and other stock-based awards while disclosing pro forma net income
(loss) and net income (loss) per share as if the fair value method had been applied in accordance with SFAS 123.

     The Company applies the intrinsic value method as outlined in APB 25, and related interpretations in accounting for stock options granted. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Since the Company has issued all stock option grants at market value, no compensation cost has been recognized at the time of grant. For 50,000 options that were repriced subsequent to their date of grant, the Company is applying variable accounting to those options. The related equity-based compensation expense was $24 for the nine months ended April 30, 2004. SFAS 123 requires that the Company provide pro forma information regarding net income (loss) and net income (loss) per share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. During fiscal 2003, the Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring quarterly SFAS 123 pro forma disclosure. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented.

                                                 Three Months Ended April 30,       Nine Months Ended April 30,
                                                        2004           2003            2004               2003
                                                        ----           ----            ----               ----

      Net income, as reported                             $3               $26         $609               $ 59

      Add: Stock-based compensation
        expense included in net income
       net of related tax effects                         14                 -           14                  -

      Deduct:  Total stock-based
       employee compensation expense
       determined under fair value
       method for all awards, net of
       related tax effects                              (119)             (123)        (405)              (369)
                                                        -----             -----        -----              -----

      Net income (loss) - pro forma                    $(102)             $(97)        $218              $(310)
                                                         ====               ===         ===                ====

      Net income (loss) per share:
       Basic - as reported                            $0.00             $(0.00)       $0.08              $0.01
                                                       ====               =====        ====               ====
       Basic - pro forma                             $(0.01)            $(0.01)       $0.03             $(0.04)
                                                       =====              =====       =====               =====

       Diluted - as reported                          $0.00             $(0.00)       $0.07              $0.01
                                                       ====               =====        ====               ====
       Diluted - pro forma                           $(0.01)            $(0.01)       $0.03             $(0.04)
                                                       =====              =====        ====               =====



5.       Goodwill and Other Intangible Assets

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

         Accumulated amortization for the Company's goodwill was approximately $647 and $1,116 at April 30, 2004 and July 31, 2003, respectively. In accordance with SFAS No. 142, no goodwill amortization expense was recorded for the three months and nine months ended April 30, 2004 and 2003.


         As discussed in Note 2, $2,704 of goodwill, which was net of accumulated amortization of $469, has been included in assets held for sale as of April 30, 2004. The amount of the goodwill classified as held for sale was determined based on a relative fair value approach in accordance with SFAS No. 142.

         As of April 30, 2004 and July 31, 2003, the Company had no intangible assets other than goodwill.

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


Overview

     On May 28, 2004, the Company sold its end-user information technology fulfillment and professional services business to ePlus, inc., a leading provider of Enterprise Cost Management, in an all cash transaction. The transaction included the sale to ePlus of the customer list of the business and certain related equipment, the assumption by ePlus of certain contracts and liabilities pertaining to the business, the hiring by ePlus of approximately 135 Manchester employees involved in the business, and an option to purchase certain inventory of the business to be determined at a subsequent date. The transaction did not include, and Manchester retained, the balance of the inventory and all of the accounts receivable of the business sold. The Company will continue distributing display technology solutions and plasma display monitors and computer hardware primarily to dealers and system integrators.

     Prior to the sale we were an integrator and reseller of computer hardware, software and networking products, primarily for commercial customers, and a distributor of display technology solutions and plasma display monitors, primarily to dealers and system integrators. We offered our customers single-source solutions, customized to their information systems needs, by integrating analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. Through April 30, 2004, most of our revenues have been derived from product sales. We generally do not develop or sell software products. However, certain computer hardware products sold by us are loaded with prepackaged software products.

         While the Company was able to grow the revenues of the IT products and services business, the continued pressure on margins and increased competition with respect to the sale of IT products caused the Company to review its business operations with the goal of aligning the Company's operations with what management perceived as growth opportunities in the technology marketplace. As a result, the Company decided to exit the end-user IT products and services business as it pertains to selling to end users with the expectation that this would reduce costs and allow the Company to focus primarily on its display solutions business and explore other areas of growth.

         The purchase price for the acquisition was approximately $5.0 million. The Company estimates that it will record a gain of approximately $1.5 million in its fourth quarter ended July 31, 2004 as a result of the transaction.

     Revenue from continuing operations for the quarter ended April 30, 2004 was $42.4 million as compared with $36.5 million for the comparable quarter last year. The Company reported income from continuing operations for the quarter of $432,000 or $0.05 per diluted share as compared with $316,000 or $0.04 per diluted share reported a year ago.

     Revenue from continuing operations for the nine months ended April 30, 2004 was $132.9 million as compared with $123.6 million for the first nine months of last year. Income from continuing operations for the nine months was $2.0 million or $0.24 per diluted share as compared with $2.8 million or $0.35 per diluted share reported a year ago.

     The sale to ePlus of our end-user IT product and services business will enable us to focus our resources on our display solutions business. We are a dominant player in the display technology market, and we believe that this market will continue to grow in the years to come. Revenues from sales of display solutions increased by 21% as compared to the third quarter of last year and 17% as compared to the first nine months of last year.

Certain Trends and Uncertainties

     General. The technology industry is characterized by a number of potentially adverse business conditions, including pricing pressures, evolving distribution channels, market consolidation and a decline in the selling price of display products and peripherals and computer hardware. As a result of the intense price competition within our industry, we have experienced increasing pressure on our gross profit and operating margins with respect to our sale of products. Our inability to compete successfully on the pricing of products sold, or a continuing decline in gross margins on products sold due to adverse industry conditions or competition, may have a material adverse effect on our business, financial condition and results of operations.

     Value-Added Products and Services. An integral part of our strategy is to increase our value-added products and services revenue. These products and services generally provide higher gross margins than those associated with the sale of commodity products. We cannot predict whether we will be successful in increasing our focus on providing value-added products and services, and the failure to do so may have a material adverse effect on our business, results of operations and financial condition.

     Management of Growth. Our strategy, encompassing the expansion of offerings, exploring other areas of growth and the establishment of new regional offices, has challenged and will continue to challenge our senior management and infrastructure. We cannot predict our ability to respond to these challenges. If we fail to effectively manage our planned growth, there may be a material adverse effect on our business, results of operations and financial condition.

     Competition. The technology industry is characterized by intense competition. We directly compete with local, regional and national distributors as well as with certain technology manufacturers that market through direct sales forces and/or the Internet. The technology industry has recently experienced, and may continue to experience, a significant amount of consolidation through mergers and acquisitions, and manufacturers may increase competition by offering a range of services in addition to their current product and service offerings. In the future, we may face further competition from new market entrants and possible alliances between existing competitors. In addition, certain manufacturers have been, and additional manufacturers may choose, to market products directly to end users through a direct sales force and/or the Internet rather than or in addition to distribution channels, and may also choose to market services directly to end users. Some of our competitors have or may have, greater financial, marketing and other resources, and may offer a broader range of products and services, than us. As a result, they may be able to respond more quickly to new or emerging technologies or changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware and service pricing or devote greater resources to the promotion of their products and services. We may not be able to compete successfully in the future with these or other current or potential competitors.

     Vendor Relationships and Product Availability. Our business is dependent upon our relationships with major manufacturers in the technology industry. Many aspects of our business are affected by our relationships with major manufacturers, including product availability, pricing and related terms. The increasing demand for display technology solutions and ancillary equipment has resulted in significant product shortages from time to time, because manufacturers have been unable to produce sufficient quantities of certain products to meet demand. In addition, many manufacturers have adopted "just in time" manufacturing principles that can reduce the immediate availability of a wide range of products at any one time. We cannot predict that manufacturers will maintain an adequate supply of these products to satisfy all the orders of our customers or that, during periods of increased demand, manufacturers will provide products to us, even if available, or at discounts previously offered to us. In addition, we cannot assure you that the pricing and related terms offered by major manufacturers will not adversely change in the future. Our failure to obtain an adequate supply of products, the loss of a major manufacturer, the deterioration of our relationship with a major manufacturer or our inability in the future to develop new relationships with other manufacturers may have a material adverse effect on our business, financial condition and results of operations.

     Our profitability has been affected by our ability to obtain volume discounts from certain manufacturers, which has been dependent, in part, upon our ability to sell large quantities of products to resellers. Our inability to obtain the desired volume discounts from manufacturers may have a material adverse effect on our business, financial condition and results of operations.

     Changing Technology; Inventory Risk. The markets for our products and services are characterized by rapidly changing technology and frequent introduction of new hardware products and services. This may render many existing products and services noncompetitive, less profitable or obsolete. Our continued success will depend on our ability to keep pace with the technological developments of new products and services and to address increasingly sophisticated customer requirements. Our success will also depend upon our abilities to address the technical requirements of our customers arising from new generations of technologies, to obtain these new products from present or future manufacturers at reasonable costs, to educate and train our employees as well as our customers with respect to these new products or services and to integrate effectively and efficiently these new products into both our internal systems and systems developed for our customers. We may not be successful in identifying, developing and marketing product and service developments or enhancements in response to these technological changes. Our failure to respond effectively to these technological changes may have a material adverse effect on our business, financial condition and results of operations.

     Rapid product improvement and technological change characterize the technology industry. This results in relatively short product life cycles and rapid product obsolescence, which can place inventory at considerable valuation risk. Certain of our manufacturers provide price protection to us, which is intended to reduce the risk of inventory devaluation due to price reductions on current products. Certain of our manufacturers also provide stock balancing to us pursuant to which we are able to return unsold inventory to a supplier as a partial credit against payment for new products. There are often restrictions on the dollar amount of inventory that we can return at any one time. Price protection and stock balancing may not be available to us in the future, and, even if available, these measures may not provide complete protection against the risk of excess or obsolete inventories. Certain manufacturers have reduced the period for which they provide price protection and stock balancing rights. Although we maintain a sophisticated proprietary inventory management system, we cannot assure you that we will continue to successfully manage our existing and future inventory. Our failure to successfully manage our current or future inventory may have a material adverse effect on our business, financial condition and results of operations.

     As a result of the rapid changes that are taking place in display technologies, product life cycles are short. Accordingly, our product offerings change constantly. Prices of products change frequently, with generally higher prices early in the life cycle of the product and lower prices near the end of the product's life cycle. The technology industry has experienced rapid declines in average selling prices of display technology products. In some instances, we have been able to offset these price declines with increases in units shipped.

There can be no assurance that average selling prices will not continue to decline or that we will be able to offset declines in average selling prices with increases in units shipped.

     Management. The Company is highly dependent upon the services of the members of its senior management team. The loss of any member of the Company's senior management team may have a material adverse effect on its business.

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


E-Commerce

     We utilize a website incorporating an electronic commerce system. The site, located at www.electrograph.com allows both existing customers, corporate shoppers and others to find product specifications, compare products, check price and availability and place and track orders quickly and easily 24 hours a day seven days a week. We have made, and expect to continue to make, significant investments and improvements in our e-commerce capabilities. There can be no assurance that we will be successful in enhancing and increasing our business through our expanded Internet presence.

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

     Revenue Recognition. Revenue from product sales is recognized when title and risk of loss are passed to the customer, which is generally at the time of shipment to the customer. The Company generally does not develop software products. However, certain computer hardware products sold by the Company are loaded with prepackaged software products. The net impact on the Company's financial statements of product returns, primarily for defective products, has been insignificant

     Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

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

                                                                            Percentage of Revenue
                                                     Three Months Ended          Nine Months Ended
                                                              April 30,                   April 30,

                                                        2004        2003         2004          2003
                                                        ----        -----        ----         -----

Revenue                                                100.0%      100.0%       100.0%         100.0%

Cost of Revenue                                         90.7        90.7         90.0           89.3
                                                        ----        ----         ----           ----
       Gross profit                                      9.3         9.3         10.0           10.7


Selling, general and
    administrative expenses                              7.4         7.8          7.3            7.0
                                                         ---         ---          ---            ---
       Income from operations                            1.9         1.5          2.6            3.7
Interest and other income (expense), net                (0.2)       (0.1)        (0.1)           0.1
                                                         ----       ----          ----           ---
       Income from continuing operations
          before income taxes                            1.7         1.4          2.5            3.8
Income tax provision                                     0.7         0.6          1.0            1.5
                                                        ----         ---          ---            ---
Income from continuing operations                        1.0         0.9          1.5            2.3
                                                        ----         ---          ---            ---

Discontinued operations
       Loss from operations of
           discontinued component                       (1.7)       (1.3)        (1.7)          (3.7)
       Income tax benefit                                0.7         0.5          0.7            1.5
                                                     -------         ---          ---            ---

       Loss on discontinued operations                 (1.0)        (0.8)        (1.1)          (2.2)
                                                       -----        -----        -----          -----

Net income                                               0.0%        0.1%         0.5%           0.0%
                                                        =====       =====         ====          =====

     Three Months Ended April 30, 2004 Compared with Three Months Ended April 30, 2003

     Revenue. Revenue increased by $5.9 million or 16% to $42.4 million for the three months ended April 30, 2004 from $36.5 million for the three months ended April 30, 2003. The increase in revenue is primarily a result of increased sales of display technology solutions, primarily large screen flat panel displays, as a result of the growth in the industry which is anticipated to continue to grow. This increase was partially offset by a decrease in sales of computer hardware to dealers and system integrators.

     Gross Profit. Cost of revenue includes the direct costs of products sold and freight. All other operating costs are included in selling, general and administrative expenses. Gross profit increased by $0.5 million or 16%, from

$3.4 million for the three months ended April 30, 2003 to $3.9 million for the three months ended April 30, 2004 and as a percentage of revenue, gross profit was 9.3% for the three months ended April 30, 2003 and April 30, 2004.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $302,000, or 11% from $2.8 million for the three months ended April 30, 2003 to $3.1 million for the three months ended April 30, 2004. The increase is principally due to an increase in salaries and other personnel costs of approximately $78,000 reflecting the increase in employee headcount and associated costs with respect to the continuing growth of the business, increased sales commissions of approximately $70,000, increased tradeshow costs of approximately $163,000 and an aggregate increase of $186,000 of various other selling and general and administrative expenses. This was partially offset by a recovery of bad debt expense of $287,000 reduced by an increase in bad debt expense of approximately $92,000 in the period. As a percentage of revenue, selling, general and administrative expenses decreased from 7.8% for the three months ended April 30, 2003 to 7.4% for the three months ended April 30, 2004.

     Interest and Other Income (Expense), net. Interest and other income (expense), net, increased by $48,000 from an expense of $22,000 for the three months ended April 30, 2003 to an expense of $70,000 for the three months ended April 30, 2004. This is primarily a result of the interest expense related to the interest portion of the capital leases entered into by the Company in March 2003 of approximately $85,000 offset partially by interest income of approximately $37,000 earned on the Company's cash investments.

     Income Tax Provision. Our effective tax rate was 40.0% for the three months ended April 30, 2004 and April 30, 2003.

     Discontinued Operations. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations for the end-user information technology fulfillment and professional services business have been recorded as discontinued operations on the accompanying condensed consolidated statements of operations. The net loss from discontinued operations was $429,000 and $290,000 for the three months ended April 30, 2004 and 2003, respectively. The presentation of discontinued operations in the statement of operations for the three months ended April 30, 2003 has been reclassified.


     Nine Months  Ended April 30, 2004  Compared to Nine Months  Ended April 30,
2003

     Revenue. Revenue increased by $9.3 million or 8% to $132.9 million for the nine months ended April 30, 2004 from $123.6 million for the nine months ended April 30, 2003. The increase in revenue is primarily a result of increased sales of display technology solutions, primarily large screen flat panel displays, as a result of the growth in the industry which is anticipated to continue to grow. This increase was partially offset by a decrease in sales of computer hardware to dealers and system integrators.

     Gross Profit. Gross profit remained relatively the same increasing by $27,000 or 0.0%, during the nine months ended April 30, 2004 as compared to the nine months ended April 30, 2003 and as a percentage of revenue, gross profit decreased from 10.7% for the nine months ended April 30, 2003 to 10.0% for the nine months ended April 30, 2004. Our gross margins have been impacted by increased competition and pricing pressure resulting in lower gross margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $1.1 million, or 12% from $8.7 million for the nine months ended April 30, 2003 to $9.7 million for the nine months ended April 30, 2004. The increase is principally due to an increase in salaries and other personnel costs in the amount of approximately $135,000 reflecting the increase in employee headcount and associated costs with respect to the continuing growth of the business, increased sales commissions of approximately $158,000, increased insurance costs of approximately $196,000 due to an increase in rates, increased tradeshow costs of approximately $90,000, increased bad debt expense of approximately $184,000 resulting from the increase in sales and increased depreciation costs of approximately $134,000 as a result of the increase in capital expenditures in the period. As a percentage of revenue, selling, general and administrative expenses increased from 7.0% for the nine months ended April 30, 2003 to 7.3% for the nine months ended April 30, 2004.

     Interest and Other Income (Expense), net. Interest and other income (expense), net, decreased by approximately $312,000 from income of $146,000 for the nine months ended April 30, 2003 to an expense of approximately $166,000 for the nine months ended April 30, 2004. The amounts for the nine months ended April 30, 2004 included approximately $258,000 of interest expense related to the interest portion of the capital leases entered into by the Company in March 2003 offset by interest income of approximately $92,000 earned on the Company's cash investments. The amount for the nine months ended April 30, 2003 included the receipt of insurance proceeds in the amount of $113,000 and interest income of approximately $33,000 earned on the Company's cash investments.

     Income Tax Provision (Benefit). Our effective tax rate was 39.4% and 40.0% for the nine months ended April 30, 2004 and April 30, 2003, respectively.

     Discontinued Operations. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations for the end-user information technology fulfillment and professional services business have been recorded as discontinued operations on the accompanying condensed consolidated statements of operations. The net loss from discontinued operations was $1.4 million and $2.8 million for the nine months ended April 30, 2004 and 2003, respectively. The presentation of discontinued operations in the statement of operations for the nine months ended April 30, 2003 has been reclassified.

      Liquidity and Capital Resources

      Working Capital
      ---------------

     Our primary sources of cash and cash equivalents have been internally generated working capital from profitable operations. The Company's working capital at April 30, 2004 and July 31, 2003 was approximately $35.3 million and $30.7 million, respectively.

      Cash Flows
      ----------

     Continuing operations for the nine months ended April 30, 2004 and 2003, after adding back non-cash items, provided cash of approximately $3.8 million and $1.4 million, respectively. During such periods, other changes in working capital provided cash of approximately $1.8 million and $1.3 million, respectively, resulting in cash being provided by continuing operating activities of approximately $5.7 million and $2.6 million, respectively. Our accounts receivable and accounts payable balances, as well as our inventory balances, can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. The increase in inventory and accounts payable during the nine months ended April 30, 2004 of approximately $16.2 million and $15.6 million, respectively, is a result of the increase in sales in the period, as well as increased inventory purchases due to special product offerings and volume discounts received from manufacturers.

     Continuing investing activities for the nine months ended April 30, 2004 and 2003 used cash of approximately $760,000 and $718,000, respectively. For the nine months ended April 30, 2004 and 2003 these amounts consisted solely of additions to property and equipment.

     For the nine months ended April 30, 2004 and 2003 continuing financing activities provided (used) cash of approximately $135,000 and $(16,000), respectively. For the nine months ended April, 2004 this amount consisted of proceeds from the exercise of stock options of approximately $284,000 offset by $149,000 of payments on capitalized lease obligations. For the nine months ended April 30, 2003, this amount consisted solely of payments on capitalized lease obligations.

      Line of Credit
      --------------

     We have available a line of credit with a financial institution in the aggregate amount of $15.0 million. At April 30, 2004, no amounts were outstanding under this line which expires on January 31, 2005. The line of credit facility requires the Company to maintain certain financial ratios and covenants. At April 30, 2004, the Company was in compliance with all the specified financial ratios and covenants.

      Financial Commitments
      ---------------------

     We believe that our current balances in cash and cash equivalents, expected cash flows from operations and available borrowings under the line of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 2004 which ends on July 31, 2004. We currently have no material commitments for capital expenditures, other than operating and capital leases that the Company has committed to for its facilities and certain tangible property. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory, the purchase of equipment, expansion of facilities, as well as the possible opening of new offices and potential acquisitions.

     As part of the sale to ePlus, inc. of the Company's end-user information technology fulfillment and professional services business, ePlus, inc. entered into certain sublease and assignment agreements with the Company with respect to certain of the Company's facilities. The Company is awaiting landlord consent for these agreements to take effect. There are no other transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect liquidity or the availability of, or requirements for, capital resources.

           The following table represents the Company's financial commitments as of April 30, 2004:

                                               Less than        1 - 3              4 - 5         After
                                 Total         1 Year           Years              Years           5 Years
                                 -------------------------------------------------------------------------
                                                       (in thousands)
       Capital leases              $7,986          $237          $  940           $854            $5,955
       Operating leases             2,331           629           1,494             75               133
                                    -----         -----           -----             --               ---

       Total                      $10,317          $866          $2,434           $929            $6,088
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

      PART II - OTHER INFORMATION


      ITEM 6.     Exhibits and Reports on Form 8-K

(a)      Exhibits

     2  - Asset Purchase and Sale  Agreement by and between ePlus  Technology,
          Inc. and Manchester Technologies, Inc. dated May 28, 2004 (x)

     2.1 - Services Agreement by and between ePlus Technology, Inc. and Manchester Technologies, Inc. dated May 28, 2004 (x)

     2.2 - Escrow Agreement by and between ePlus Technology, Inc., Manchester Technologies, Inc. and Joel Rothlein, as Escrow Agent, dated May 28, 2004 (x)

     2.3 - Sub-Lease by and between Manchester Technologies, Inc. and ePlus Technology, Inc., dated May 28, 2004 (x)

     2.4 - Sub-Lease by and between Manchester Technologies, Inc. and ePlus Technology, Inc., dated May 28, 2004 (x)

     2.5 - Sub-Lease by and between Manchester Technologies, Inc. and ePlus Technology, Inc., dated May 28, 2004 (x)

     2.6 - Assignment of Lease by and between Manchester Technologies, Inc. and ePlus Technology, Inc., dated May 28, 2004 (x)

     2.7 - Assignment of Lease by and between Manchester Technologies, Inc. and ePlus Technology, Inc., dated May 28, 2004 (x)

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

     (x) Previously filed as an exhibit to the Company's Current Report on Form 8-K (File No.: 000-21695) dated June 10, 2004 and incorporated herein by reference.

(b) Reports on Form 8-K

1. Form 8-K filed March 9, 2004 disclosing Press Release dated March 9, 2004 reporting earnings for the second quarter ended January 31, 2004.

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



                                        MANCHESTER TECHNOLOGIES, INC.
                                        (Registrant)


DATE:   June 18, 2004                /S/   Barry  R. Steinberg
                                            ------------------------------
                                        Barry R. Steinberg
                                        President and Chief Executive Officer


DATE:   June 18, 2004                /S/ Elan Yaish
                                        ----------------------------------
                                        Elan Yaish
                                        Vice President Finance, Chief Financial
                                        Officer and Assistant Secretary