Form 10-K
period 2004-07-31
MANCHESTER TECHNOLOGIES INC
filed 2004-10-29
CIK 1023876

Microsoft Word 10.0.2627;


27



                                  UNITED STATES
..                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-K

X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-
         ACT OF 1934
..
                     For the fiscal year ended July 31, 2004

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

                 Securities registered pursuant to Section 12(b)of the Act:
                                      None

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

The aggregate market value of the common stock held by non-affiliates of Registrant as of January 31, 2004 was $11,052,486 (2,600,585 shares at a closing sale price of $4.25).

As of October 14, 2004, 8,263,584 shares of Common Stock ($.01 par value) of Registrant were issued and outstanding.
                               -------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                          MANCHESTER TECHNOLOGIES, INC.

                                    FORM 10-K
                            YEAR ENDED JULY 31, 2004
                                TABLE OF CONTENTS

Part I

Item 1.      Business                                                         3
Item 2.      Properties                                                       7
Item 3.      Legal Proceedings                                                7
Item 4.      Submission of Matters to a Vote of Security Holders              7


Part II

Item 5.   Market for the  Registrant's  Common  Equity,  Related  Stockholder
          Matters and Issuer Purchases of Equity Securities                   8
Item 6.   Selected Consolidated Financial Data                                9
Item 7.   Management's  Discussion  and Analysis of Financial  Condition and
          Results of Operations                                              10

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk         17
Item 8.   Financial Statements and Supplementary Data                        17
Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          18
Item 9A   Controls and Procedures                                            18
Item 9B   Other Information                                                  18

Part III

Item 10.  Directors and Executive Officers of the Registrant                 19
Item 11.  Executive Compensation                                             20
Item 12.  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                   23
Item 13.  Certain Relationships and Related Transactions                     24
Item 14.  Principal Accounting Fees and Services                             24

Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    25

             Signatures
             Certifications

PART I

ITEM 1. Business

Our Company

     Manchester Technologies, Inc., a New York corporation ("Manchester" "we," "us," "our," or the "Company"), is a distributor of display technology solutions and plasma display monitors through its wholly-owned subsidiary, Electrograph Systems, Inc., a New York corporation ("Electrograph"). Manchester also distributes computer hardware, primarily to dealers and system integrators. We offer our customers solutions, customized to their display technology needs, by offering a complete line of products and peripherals for our customers' display technology requirements. We have forged long-standing relationships with customers, manufacturers and suppliers and capitalized on the rapid developments in the technology industry.

     On May 28, 2004, the Company sold its end-user information technology fulfillment and professional services business (the "IT Business") to ePlus, inc. ("ePlus"), a leading provider of Enterprise Cost Management, in an all cash transaction. The transaction included the sale to ePlus of the customer list of the business and certain related equipment, the assumption by ePlus of certain contracts and liabilities pertaining to the business and the hiring by ePlus of the majority of Manchester employees involved in the business. The transaction did not include, and Manchester retained, the inventory and accounts receivable of the IT Business.

     Prior to the sale of the IT Business, Manchester specialized in hardware and software procurement, display technology, custom networking, security, IP telephony, remote management, application development/e-commerce, storage, and enterprise and Internet solutions, offering its customers single-source solutions customized to their information systems needs by integrating its analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. Subsequent to such sale, the Company has continued distributing display technology solutions and plasma display monitors and computer hardware, but no longer provides professional services.

     Manchester was incorporated in New York in 1973 and has two active wholly-owned subsidiaries: Electrograph Systems and Manchester International, Ltd., a New York corporation, which sells computer hardware, software and networking products to resellers domestically and internationally.

Industry

     The display industry, as a whole, has experienced tremendous growth over the past decade. Specific products included in this market include Liquid Crystal Display ("LCD") Projectors, LCD Flat panel displays and plasma display panels. Specifically, the flat panel display market is currently experiencing accelerated growth, including growth in the consumer market.

     The display market has moved from the early adopter stage of the product cycle and has moved and continues to move into both the consumer and commercial markets. The flat panel display market covers numerous markets including home theater, professional audio-visual and information technology. The total worldwide plasma display panel market is expected to continue to grow as market acceptance increases. Industry-wide sales of flat panel display products and projectors are expected to be in the hundreds of thousands of units over the next few years.

Our Mission

     With our display technology solutions, we are committed to the multi-faceted support of our reseller partners. Our mission is to deliver value-added technical product support and customization that differentiates the Company from the competition, which will allow our reseller partners to be more competitive and ultimately more profitable. Our VAP (Value-Added Plus) extended warranty program offers the reseller channel an extensive "value-added" distribution product.

Our  Products

     Through our "value-added" business model and philosophy we have been able to capitalize on the display industry growth, penetrate new markets and increase the Company's overall market share. For over twenty years Electrograph has provided resellers with a spectrum of "value-added" technical product support and product customization. These include our strategically located nationwide sales offices, a nationwide inside sales support staff, nationwide warehousing for efficient product logistics, product customization and factory authorized service and repair. In addition, the Company also offers marketing, technical and installation support, custom integrated solutions, touch screen solutions, custom cabinet painting and digital signage solutions, as well as a line up of peripheral products.

     We offer a wide variety of display technology solutions and peripherals, including CRT Display Monitors, LCD Flat Panel Monitors, LCD Projectors, Plasma Display Monitors and Supplies and Accessories. We have long-standing relationships with many manufacturers, which we believe assist us in procuring desired products on a timely basis and on desirable financial terms. We sell products from most major manufacturers, including, Pioneer Corporation, Panasonic, Sony Corporation, NEC Solutions, Inc., NEC-Mitsubishi, Inc, Hitachi America, Ltd., Philips Electronics, N.V. and Toshiba America Information Systems, Inc.

     We also offer a wide range of product repair services for both in warranty and out of warranty products for our customers' display technology requirements. The Company is an authorized service and repair facility for most of the manufacturers that we represent. We also provide extensive technical and installation support to both resellers and end users. Additional revenue is also being generated as a result of the fees received for the Electrograph - Value-Added Plus(R) Extended Warranty Program, which is a product that is provided by an insured third party warranty provider.

     The Company also offers custom integrated solutions, including custom cabinet painting and touch screen solutions. Such services are performed for the customer prior to product shipment. Our custom integrated solutions are used in numerous market segments including digital signage, public display point of purchase and point of sale applications. These solutions help to improve the Company's unique focus on the value-added niche, further differentiating the Company from the competition and improving the Company's market penetration.

         As part of our goal to make our products more accessible to our customers, we are in the process of implementing an electronic ordering system. This ordering system will enable participating customers to access the Company via the Internet, review various products and systems offered by us, and place and track their orders on-line. Customers will also be able to obtain immediate customized information regarding products and systems that meet their specific requirements. The ordering system will produce a matrix of alternative fully compatible packages, together with their availability and related costs, based on parameters indicated by the customer. Customers will not be granted access to this system without prior credit clearance and proper reseller authorization.

         In addition, we have continuously upgraded and expanded our electronic communication system. Our website, located at www.electrograph.com, allows existing customers, corporate shoppers and others to find product specifications, compare products, check price and track orders quickly and easily 24 hours a day, seven days a week. We have made, and expect to continue to make, significant investments and improvements in our e-commerce capabilities.

     For the fiscal year ended July 31, 2004, sales of products manufactured by Pioneer, NEC and Panasonic comprised approximately 24%, 16% and 14%, respectively, of our revenue. For the fiscal year ended July 31, 2003, sales of products manufactured by Pioneer, NEC and Panasonic comprised approximately 29%, 12% and 11%, respectively, of our revenue. For the fiscal year ended July 31, 2002, sales of products manufactured by NEC and Pioneer comprised approximately 25% and 24%, respectively, of our revenue.

Relationships with Manufacturers

     We have entered into agreements with our principal suppliers and manufacturers that include provisions providing for periodic renewals and permit termination by the vendor without cause, generally upon 30 to 90 days written notice, depending upon the vendor. While our principal suppliers and manufacturers have regularly renewed their respective agreements with us, there can be no assurance that the regular renewal of our agreements will continue. The termination, or non-renewal, of any or all of these agreements would materially adversely affect our business. We, however, are not aware of any reason for the termination, or non-renewal, of any of those agreements and believe that our relationships with our principal suppliers and manufacturers are satisfactory.

     We are dependent upon the continued supply of products from our manufacturers, particularly Pioneer, Panasonic and NEC. Occasionally, certain suppliers and manufacturers experience shortages of select products that render them unavailable or necessitate product allocations. We believe that product availability issues occur as a result of the present dynamics of the technology industry as a whole, which include varied customer product demand, shortened product life cycles and increased frequency of new product introductions into the marketplace. While there can be no assurance that product unavailability or product allocation, or both, will not increase in fiscal 2005, the impact of such an interruption is not expected to be unduly troublesome due to the breadth of alternative product lines available to the Company.

     We seek to obtain volume discounts for large customer orders directly from manufacturers. Many of our major product manufacturers provide stock balancing rights and price protection for a limited time period, by way of credits or refunds, for price reductions by the manufacturer between the time of the initial sale to the Company and the subsequent sale by the Company to our customers. There can be no assurance that manufacturers will not further limit or eliminate price protection and stock balancing rights in the future.

Customers

     We believe that we benefit from our long-standing relationships with many of our customers, providing opportunities for continued sales. We believe that our broad range of capabilities with respect to our products is attractive to companies of all sizes. For the fiscal years ended July 31, 2004, 2003 and 2002, no one customer accounted for more than 10% of our total revenue.

     We grant credit to customers meeting specified criteria and maintain a credit department that reviews credit applications. Accounts are regularly monitored for collectibility and appropriate action is taken upon indication of credit risk.

     Our return policy generally allows customers to return products, without restocking charges, within 30 days of the original invoice date, subject to advance approval, our ability to return the product to our vendor and certain other conditions. We are generally able to return defective merchandise returned from customers to the vendor for repair or replacement.

Sales and Marketing

     Sales are generated primarily by our 29 sales and marketing representatives. Our sales representatives generally are responsible for meeting all of our customers' product needs and are supervised by sales managers with significant industry experience. The sales managers are responsible for overseeing sales representative training, establishing sales objectives and monitoring account management principles and procedures. Sales representatives attend seminars conducted by manufacturers' representatives, at which our new and existing product offerings are discussed.

     We believe that our name is widely recognized for high quality, competitively priced products. We promote name recognition and the sale of our products through national and regional business directories, trade magazine advertisements, direct mailings and e-mailings to customers and participation in trade shows and special events. We also promote interest in our products through our website on the Internet, and have expanded website functionality to provide an electronic catalog of our products. Several manufacturers offer cooperative advertising and other promotional programs, on which we rely to partially fund many of our advertising and promotional campaigns.

Management Information Systems

     We currently use an IBM AS/400 and a Hewlett Packard storage area network in our integrated management information system, which enable instantaneous access. We maintain proprietary management systems on our computer system pursuant to which product purchases and sales are continually tracked and analyzed. Our computer system is also used for accounting, billing and invoicing. We utilize experienced in-house technical personnel to upgrade and integrate additional functions into our management information systems.

     Our information system assists management in maintaining controls over our inventory and receivables. For continuing operations, Manchester's average inventory turnover was 10, 14, and 13 times for the fiscal years ended July 31, 2004, 2003, and 2002, respectively, and we experienced bad debt expense of less than 0.5% of revenue in each of these years.

Competition

     The technology industry is characterized by intense competition. We directly compete with local, regional and national distributors as well as with certain manufacturers that market through direct sales forces and/or the Internet. The technology industry has recently experienced, and may continue to experience, a significant amount of consolidation through mergers and acquisitions. In the future, we may face further competition from new market entrants and possible alliances between existing competitors. In addition, certain suppliers and manufacturers have been, and additional suppliers and manufacturers may choose, to market products directly through a direct sales force and/or the Internet rather than, or in addition to, channel distribution. Some of our competitors have, or may have, greater financial, marketing and other resources, and may offer a broader range of products than us. As a result, they may be able to respond more quickly to new or emerging technologies or changes in customer requirements, benefit from greater purchasing economies, offer more aggressive product pricing or devote greater resources to the promotion of their products.

     Our ability to compete successfully depends on a number of factors such as breadth of product offerings, sales and marketing efforts and product pricing. In addition, product margins may decline due to pricing to win new business and increasing pricing pressures from competition. We believe that gross margins will continue to be reactive to industry-wide changes. Future profitability will depend on our ability to increase focus on providing technical product support to customers, competition, manufacturer pricing strategies, as well as our control of operating expenses, product availability,and effective utilization of vendor programs. It will also depend on the ability to attract and retain quality sales representatives while effectively managing the utilization of such representatives. There can be no assurance that we will be able to attract and retain such skilled representatives. The loss of a significant number of our existing sales representatives or difficulty in hiring or retaining additional sales representatives could have a material adverse effect on our business, results of operations and financial condition.

Employees

     On August 31, 2004, we had 96 full-time employees consisting of 29 sales and marketing representatives, 23 management and supervisory personnel and 44 administrative and other personnel. We are not a party to any collective bargaining agreements and believe our relations with our employees are good.

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

Intellectual Property

     We own, or have pending, several federally registered service marks with respect to our name and logo. Most of our various agreements permit us to refer to ourselves as an "authorized distributor" of the products of those manufacturers and to use their trademarks and trade names for marketing purposes. We consider the use of these trademarks and trade names in our marketing to be important to our business.


Discontinued Operations

     On May 28, 2004, the Company sold its IT Business to ePlus, inc., a leading provider of Enterprise Cost Management, in an all cash transaction. The transaction included the sale to ePlus of the customer list of the business and certain related equipment, the assumption by ePlus of certain contracts and liabilities pertaining to the business and the hiring by ePlus of the majority of Manchester employees involved in the business. The transaction did not include, and Manchester retained, the inventory and accounts receivable of the IT Business.

     The proceeds from the sale of the IT Business were $3,555, net of related expenses of $1,445. The Company recorded a gain of approximately $876 as a result of the transaction, which represented the excess of the net proceeds over a payable to ePlus, inc. of $469 for service contracts they assumed and the $2,210 carrying value of the net assets sold, consisting of goodwill of $2,704, property and equipment, net of $195 and deferred revenue of $689.

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

Available Information

     We make our annual, quarterly and current reports, and any amendments to these reports, available free of charge through our website at www.manchesterequipment.com/Manchester+Overview/About+Manchester/Investors/ default.aspx as soon as reasonably practicable after we file such document with the Securities and Exchange Commission. The information contained on our website is not incorporated by reference into this Form 10-K and should not be considered to be part of this Form 10-K.

ITEM 2. Properties

Properties

         We currently have sales branches nationwide, including the corporate headquarters located in Hauppauge, New York. The following table identifies the principal leased facilities.

                                                            Approximate
                                                          Square Footage                    Lease
Facility              Location                       Office            Warehouse        Expiration Date
--------              --------                       ------            ---------        ---------------

Corporate             160 Oser Avenue  (1)
Headquarters          Hauppauge, NY                  30,000                 -               March 2018

Electrograph          50 Marcus Blvd.
Corporate HQ,          Hauppauge, NY                 10,000              30,000             March 2018
Warehouse and
Service Center

Electrograph          40 Marcus Blvd (2)
                      Hauppauge, NY                  10,000              13,000             March 2018

Timonium, MD          1818  Pot Spring Rd.
Sales Office          Timonium, MD                     4,416                -               November 2007

Seattle, WA           1800 Westlake Ave. N
Sales Office          Seattle, WA                        650                -               May 2004

Las Vegas, NV         6255 McLeod Dr.
Sales Office          Las Vegas, NV                      718                -               April 2006

Madeira Beach, FL     13222 Gulf Blvd.
Sales Office          Madeira Beach, FL                1,000                -               Month-to-Month

     --------------------

1. In connection with the sale of the IT Business, on May 28, 2004, approximately 24,000 square feet of this facility was sublet to an unrelated third party through July 31, 2005 pursuant to which the subtenant will be responsible for substantially all of the Company's obligations under this lease through such period.

2. On August 20, 2004, this facility was sublet to an unrelated third party for a term expiring February 2018 pursuant to which the subtenant will be responsible for substantially all of the Company's obligations under this lease.

For further information on the Company's  properties and lease obligations,  see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 of the Notes to the Consolidated Financial Statements in Item 15.

ITEM 3. Legal Proceedings

     We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based on advice from its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the security holders during quarter ended July 31, 2004.

                                     PART II

ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         Our Common Stock is traded on the NASDAQ National Market(R) under the symbol MANC. The following table sets forth the quarterly high and low sale prices for the Common Stock as reported by the NASDAQ National Market.


                Fiscal Year 2003                      High             Low
                -----------------                     ----             ---
                First Quarter                         2.430            1.699
                Second Quarter                        2.240            1.759
                Third Quarter                         2.090            1.610
                Fourth Quarter                        2.500            1.710

                Fiscal Year 2004
                ----------------
                First Quarter                         3.500            2.160
                Second Quarter                        4.330            2.840
                Third Quarter                         5.750            3.450
                Fourth Quarter                        4.910            3.210


     On October 14, 2004, the closing sale price for the Company's Common Stock was $4.70 per share. As of October 14, 2004 there were 47 shareholders of record of the Company's Common Stock. The Company believes that there are in excess of 500 beneficial holders of its common stock.

     Manchester has never declared or paid any dividends to shareholders. At this time we intend to continue our policy of retaining earnings for the continued development and expansion of our business.

ITEM 6.  Selected Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (in thousands, except per share amounts)

     The following selected financial data is qualified in its entirety by the Consolidated Financial Statements of the Company (and the related Notes thereto) contained in Item 15 and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7. The operating results and financial position data for each of the fiscal years set forth below have been derived from the Company's audited Consolidated Financial Statements.

                                                           Fiscal Year Ended July 31,
                                                           --------------------------
                                             2004          2003         2002          2001       2000
                                             ----          ----         ----          ----       ----
Income Statement Data from Continuing Operations:

Revenue                                    $173,040      $164,156     $133,749       $146,759   $140,353
Cost of revenue                             156,354       147,672      117,656        132,343    129,273
                                            -------       -------      -------        -------    -------
Gross profit                                 16,686        16,484       16,093         14,416     11,080
Selling, general and
    administrative expenses                  12,892        12,214       11,142         10,848      8,433
                                             ------        ------       ------         ------      -----

Income from operations                        3,794         4,270        4,951          3,568      2,647
Interest and other income (expense), net        (20)          115          184            512        681
Income tax provision                          1,490         1,775        2,054          1,667      1,331
                                              -----         -----        -----          -----      -----

Net income                                   $2,284        $2,610       $3,081         $2,413     $1,997
                                             ======         =====        =====          =====      =====
Net income (loss) per share:
   Basic                                      $0.28         $0.33        $0.39          $0.30      $0.25
                                               ====         ====          ====           ====       ====
   Diluted                                    $0.28         $0.33        $0.39          $0.30      $0.24
                                              =====         =====        =====          =====      =====


Weighted average shares of common stock outstanding:
    Basic                                     8,077         7,990        7,990          8,036      8,108
                                              =====         =====        =====          =====      =====
    Diluted                                   8,210         8,007        7,991          8,058      8,228
                                              =====         =====        =====          =====      =====

                                                                      July 31,
                                              2004         2003         2002          2001        2000
                                              ----         ----         ----          ----        ----
Balance Sheet Data:
  Working capital                           $34,368       $30,661      $30,098        $31,972    $30,453

  Total assets                               71,642        77,750       70,661         61,783     74,573
  Shareholders' equity                       42,123        43,934       46,512         45,555     44,263

                                       9

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the other sections of this Annual Report on Form 10-K, including "Item 1: Business"; "Item 6: Selected Financial Data"; and "Item 8: Financial Statements and Supplementary Data." Our MD&A includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed throughout this filing and particularly in the section entitled "Risk Factors and Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 17.

General

     We are a distributor of display technology solutions and plasma display monitors and computer hardware, primarily to dealers and system integrators. To date, most of our revenues have been derived from product sales. We do not develop or sell software products.

     On May 28, 2004, we sold our end-user information technology fulfillment and professional services business ("IT Business") to ePlus, inc. ("ePlus") in an all cash transaction. The transaction included the sale to ePlus of the customer list of the business and certain related equipment, the assumption by ePlus of certain contracts and liabilities pertaining to the business and the hiring by ePlus of the majority of Manchester employees involved in the business. The transaction did not include, and we retained, the inventory and accounts receivable of the business.

     Prior to this sale, we specialized in hardware and software procurement, display technology, custom networking, security, IP telephony, remote management, application development/e-commerce, storage, and enterprise and Internet solutions. Subsequent to the sale, we have continued distributing display technology solutions and plasma display monitors and computer hardware, but no longer provide professional services.

       E-Commerce

     We utilize a website incorporating an electronic communication system. The site, located at www.electrograph.com allows both existing customers, corporate shoppers and others to find product specifications, compare products, check price and track orders quickly and easily 24 hours a day seven days a week. We have made, and expect to continue to make, significant investments and improvements in our e-commerce capabilities. There can be no assurance that we will be successful in enhancing and increasing our business through our expanded Internet presence.


Discontinued Operations

     On May 28, 2004, the Company sold its IT Business to ePlus, inc., a leading provider of Enterprise Cost Management, in an all cash transaction. The proceeds from the sale of the IT Business were $3,555, net of related expenses of $1,445. The Company recorded a gain, included in loss from operations of discontinued component in the accompanying fiscal 2004 statement of operations, of approximately $876 as a result of the transaction, which represented the excess of the net proceeds over a payable to ePlus, inc. of $469 for service contracts they assumed and the $2,210 carrying value of the net assets sold, consisting of goodwill of $2,704, property and equipment, net of $195 and deferred revenue of $689. The loss from the operations of the discontinued IT Business was $8,492 in fiscal 2004, which included the following charges in the fourth quarter of fiscal 2004 associated with the discontinued IT Business:

            Employee severance and other employee costs               $1,016
            Provision for doubtful accounts receivable                 1,250
            Fixed asset impairments                                    2,639
            Other                                                         50
                                                                    --------

            Total                                                     $4,955
                                                                      ======



       As of July 31, 2004 approximately $491 of the employee severance and other employee costs were included in accounts payable and accrued expenses in the accompanying balance sheet located elsewhere in this report, which will be paid in fiscal 2005, ending July 31, 2005.

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

     Revenue Recognition. Revenue from product sales is recognized when title and risk of loss are passed to the customer, which is at the time of shipment to the customer. The Company does not develop or sell software products. However, certain computer hardware products sold by the Company are loaded with prepackaged software products. The net impact on the Company's financial statements of product returns, primarily for defective products, has been insignificant.

     Revenue from services, which is included in discontinued operations, is recognized when the related services are performed. When product sales and services are bundled, revenue is recognized upon delivery of the product and completion of the installation. Service contract fees are recognized as revenue ratably over the period of the applicable contract. Deferred service contract revenue represents the unearned portion of service contract fees.

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

                                                             Percentage of Revenue for
                                                             the Year Ended July 31,
                                                           2004         2003          2002
                                                           ----         ----          ----
Revenue                                                   100.0%       100.0%        100.0%

Cost of Revenue                                            90.4         90.0          88.0
                                                           ----         ----          ----


         Gross profit                                       9.6         10.0          12.0
                                                            ---

Selling, general and administrative expenses                7.5          7.4           8.3
                                                            ---          ---           ---

Income from operations                                      2.2          2.6           3.7

Interest and other income (expense), net                      -          0.1           0.1
                                                          -----          ----          ---

Income from continuing operations before income taxes       2.2          2.7           3.8

Income tax provision                                        0.9          1.1           1.5
                                                            ---          ---           ---

Income from continuing operations                           1.3          1.6           2.3
                                                            ---          ---           ---

Discontinued operations:
         Loss from operations of discontinued component    (4.4)        (4.9)         (2.7)
         Income tax benefit                                (1.6)        (1.7)         (1.1)
                                                           -----         ----          ----

         Loss on discontinued operations                   (2.8)        (3.2)         (1.6)
                                                           -----        -----         -----

Net income (loss)                                          (1.4)%       (1.6)%         0.7%
                                                           =====        ======         ====

Year Ended July 31, 2004 Compared to Year Ended July 31, 2003

     Revenue. Revenue increased by $8.9 million or 5% to $173.0 million for the year ended July 31, 2004 or fiscal 2004 from $164.2 million for the year ended July 31, 2003 or fiscal 2003. The increase in revenue is primarily a result of an increase in unit sales of display technology solutions, primarily sales of large screen flat panel displays, as a result of the growth in the industry which is anticipated to continue to grow. This increase was partially offset by a decrease in average selling prices of large screen flat panel displays and a decrease in sales of computer hardware to dealers and systems integrators.

     Gross Profit. Cost of revenue includes the direct costs of products sold and freight. All other operating costs are included in selling, general and administrative expenses. Gross profit increased by $0.2 million or 1% from $16.5 million in fiscal 2003 to $16.7 million in fiscal 2004. As a percentage of revenue, gross profit was 9.6% in fiscal 2004 as compared to 10.0% in fiscal 2003. The decrease in the gross profit percentage is directly attributable to the more accelerated decrease in average selling prices of display technology solutions, primarily sales of flat panel displays, than the decrease in the cost of purchasing the products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.7 million or 6% from $12.2 million in fiscal 2003 to $12.9 million in fiscal 2004. The increase is principally due to an increase in salaries and other personnel costs of approximately $429,000 reflecting the increase in employee headcount and associated costs with respect to the continuing growth of the business, increased sales commissions of approximately $238,000 and increased tradeshow costs of approximately $111,000. These increases were partially offset by lower rent expense of approximately $114,000 as a result of the capital leases entered into in March 2003. As a percentage of revenue, selling, general and administrative expenses increased from approximately 7.4% in fiscal 2003 to 7.5% in fiscal 2004.

     Interest and Other Income (Expense), net. Interest and other income (expense), net, decreased by $135,000 from income of approximately $115,000 in fiscal 2003 to an expense of approximately $20,000 in fiscal 2004. The decrease in fiscal 2004 as compared to fiscal 2003 is primarily a result of the Company's receipt of insurance proceeds in the amount of $113,000 in fiscal 2003.

     Income Tax Provision. Our effective tax rate was 39.5% and 40.5% for fiscal 2004 and fiscal 2003, respectively.

     Discontinued Operations. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations for the end-user information technology fulfillment and professional services business have been recorded as discontinued operations in the accompanying consolidated statements of operations. The net loss from discontinued operations was $4.8 million and $5.2 million for fiscal 2004 and fiscal 2003 respectively. The statement of operations for the year ended July 31, 2003 has been reclassified to present discontinued operations.

Year Ended July 31, 2003 Compared to Year Ended July 31, 2002

     Revenue. Revenue increased by $30.4 million or 23% to $164.2 million for fiscal 2003 from $133.7 million for the year ended July 31, 2002 or fiscal 2002. The increase in revenue is primarily a result of an increase in unit sales of display technology solutions, primarily sales of large screen flat panel displays, as a result of the growth in the industry.

     Gross Profit. Gross profit increased by $0.4 million or 2% from $16.1 million in fiscal 2002 to $16.5 million in fiscal 2003. As a percentage of revenue, gross profit was 10.0% in fiscal 2003 as compared to 12.0% in fiscal 2002. The decrease in the gross profit percentage is directly attributable to the more accelerated decrease in average selling prices of display technology solutions, primarily sales of flat panel displays, than the decrease in the cost of purchasing the products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.1 million or 10% from $11.1 million in fiscal 2002 to $12.2 million in fiscal 2003. The increase is principally due to an increase in salaries and other personnel costs of approximately $412,000 reflecting the increase in employee headcount and associated costs with respect to the continuing growth of the business, increased telephone expense of approximately $144,000, increased bad debt expense of approximately $145,000 resulting from the increase in sales and increased depreciation costs of approximately $104,000. As a percentage of revenue, selling, general and administrative expenses decreased from approximately 8.3% in fiscal 2002 to 7.4% in fiscal 2003.

     Interest and Other Income (Expense), net. Interest and other income (expense), net, decreased by $69,000 from income of approximately $184,000 in fiscal 2002 to income of approximately $115,000 in fiscal 2003. The decrease in fiscal 2003 as compared to fiscal 2002 is primarily a result of the interest expense portion of the capital leases of approximately $117,000, entered into by the company in March 2003 offset by the receipt of insurance proceeds in the amount of $113,000 in fiscal 2003 and decreased income earned on the Company's investments of approximately $65,000.

     Income Tax Provision. Our effective tax rate was 40.5% and 40.0% for fiscal 2003 and fiscal 2002, respectively.

     Discontinued Operations. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations for the end-user information technology fulfillment and professional services business have been recorded as discontinued operations in the accompanying consolidated statements of operations. The net loss from discontinued operations was $5.2 million and $2.1 million for fiscal 2003 and fiscal 2002 respectively. The statement of operations for the years ended July 31, 2003 and July 31, 2002 have been reclassified to present discontinued operations.

Liquidity and Capital Resources

Working Capital

       Our primary source of cash and cash equivalents has been internally generated working capital from profitable operations. The Company's working capital at July 31, 2004 and July 31, 2003 was approximately $34.4 million and $30.7 million, respectively.

Cash Flows

     Operating activities for fiscal 2004, 2003 and 2002, provided (used) cash of approximately $4.5 million, $0.9 million and $(0.7) million, respectively. The increase in cash in fiscal 2004 was primarily related to changes resulting from the sale of the IT Business. Discontinued operations provided cash of approximately $8.9 million in fiscal 2004 primarily resulting from the collection of retained receivables and sale of retained inventory subsequent to the sale of the IT Business. Our accounts receivable and accounts payable balances, as well as our inventory balances, can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. The increase in inventory during fiscal 2004 of approximately $12.3 million, is a result of the increase in sales in the period, as well as increased inventory purchases due to special product offerings and volume discounts received from manufacturers. The $5.7 million increase in accounts payable is a result of the increase of inventory purchases in the period.

     Continuing investing activities for fiscal 2004, 2003 and 2002 used cash of approximately $100,000, $1.3 million and $4.2 million, respectively. For fiscal 2004 and 2003 these amounts consisted solely of additions to property and equipment. For fiscal 2002 this amount included approximately $2.6 million of additions to property and equipment and approximately $1.6 million for acquisitions, net of cash acquired. Discontinued investing activities provided cash of approximately $3.6 million in fiscal 2004, which represented the net proceeds from the sale of the discontinued IT Business.

     Financing activities for fiscal 2004, 2003 and 2002 provided (used) cash of approximately $343,000, $(65,000) and $(558,000), respectively. For fiscal 2004, this amount consisted of proceeds from the exercise of stock options of approximately $549,000 partially offset by $206,000 of payments on capitalized lease obligations. For fiscal 2003 this amount consisted solely of payments on capitalized lease obligations. For fiscal 2002 this amount consisted solely of net repayments of bank loans and other debt from acquisitions made during the period.

Line of Credit

     We have available a line of credit with a financial institution in the aggregate amount of $15.0 million. At July 31, 2004, no amounts were outstanding under this line which expires on January 31, 2005. The line of credit facility requires the Company to maintain certain financial ratios and covenants. At July 31, 2004, the Company was not in compliance with all the financial ratios and covenants that it is required to maintain in connection with its line of credit. The Company received a waiver waiving its requirements from its bank for the period ended July 31, 2004.

Financial Commitments

     We believe that our current balances in cash and cash equivalents, expected cash flows from operations and available borrowings under the line of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 2005 which ends on July 31, 2005. We currently have no material commitments for capital expenditures, other than operating and capital leases, that the Company has committed to for its facilities and certain tangible property. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory, the purchase of equipment, expansion of facilities, as well as the possible opening of new offices and potential acquisitions.

     As part of the sale to ePlus, inc. of the Company's end-user information technology fulfillment and professional services business in May 2004, ePlus, inc. entered into sublease and lease assignment agreements with the Company for up to a one year term with respect to certain of the Company's facilities. In addition, in August 2004 the Company entered into a sublease agreement with an unrelated third party for its office and warehouse space at 40 Marcus Boulevard. The terms of the sublease extend through February 2018 and cover substantially all of the Company's responsibility under its lease. There are no other transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect liquidity or the availability of, or requirements for, capital resources.

     The following table represents the Company's financial commitments as of July 31, 2004 without taking into account any sublease rental income:

                                               Less than        1 - 3              4 - 5         After
                                 Total         1 Year           Years              Years         5 Years
                                 -------------------------------------------------------------------------
                                                                  (in thousands)
       Capital leases              $7,929          $246          $  972           $879            $5,832
       Operating leases             1,598           306           1,292              -                 -
                                     ----         -----           -----            ---          --------

       Total                       $9,527          $552          $2,264           $879            $5,832
                                   ======          ====          ======           ====            ======


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

Impact of Recently Issued Accounting Standards

     The FASB recently issued a proposed accounting standard that would require stock-based employee compensation to be recorded as a charge to earnings beginning in calendar 2005. The Company will continue to monitor the progress of the issuance of this standard as well as evaluate the impact on the Company.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("Int. No. 46") an interpretation of ARB No. 51. Int. No. 46 addresses consolidation by business enterprises of variable interest entities. Int. No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. Int. No. 46, as revised, applies in the first year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company adopted Int. No. 46 in fiscal 2004, which had no impact on its consolidated financial statements.

     In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, Revenue arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables is not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company adopted EITF 00-21 in fiscal 2004 which did not have a significant impact on the Company's financial position or results of operations.

Inflation

     We do not believe that inflation has had a material effect on our operations.

Risk Factors and Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     This report contains certain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by the use of the words "believes," "intends," "expects," "will," "plans," "anticipates," or similar expressions. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and in good faith, assumed facts or bases almost always vary from the actual results, and differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished, and readers are cautioned not to place undue reliance on any forward-looking statements, which reflect our opinions only as of the date hereof. All of our forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements.

Our Industry is Subject to Numerous Potentially Adverse Business Conditions

     The technology industry is characterized by a number of potentially adverse business conditions, including pricing pressures, evolving distribution channels and market consolidation. Heightened price competition among various manufacturers may result in reduced per unit revenue and declining gross profit margins. As a result of the intense price competition within our industry, we have experienced increasing pressure on our gross profit and operating margins with respect to our sale of products. Our inability to compete successfully on the pricing of products sold, or a continuing decline in gross margins on products sold due to adverse industry conditions or competition, may have a material adverse effect on our business, financial condition and results of operations.

Our Success is Dependent, in Part, on Maintaining a Highly Skilled Sales Force

     Our success depends in large part upon our ability to attract and retain highly skilled sales representatives in a very competitive labor market. The loss of a significant number of our existing sales representatives, or difficulty in hiring or retaining additional sales representatives, may have a material adverse effect on our business, results of operations and financial condition.

Our Industry is Highly Competitive, with Other Competitors Having Greater Resources

     The technology industry is characterized by intense competition. We directly compete with local, regional and national distributors as well as with certain technology manufacturers that market through direct sales forces and/or the Internet. The technology industry has recently experienced, and may continue to experience, a significant amount of consolidation through mergers and acquisitions. In the future, we may face further competition from new market entrants and possible alliances between existing competitors. In addition, certain suppliers and manufacturers have been, and additional suppliers and manufacturers may choose, to market products directly to end users through a direct sales force and/or the Internet rather than or in addition to channel distribution. Some of our competitors have or may have, greater financial, marketing and other resources, and may offer a broader range of products than us. As a result, they may be able to respond more quickly to new or emerging technologies or changes in customer requirements, benefit from greater purchasing economies, offer more aggressive hardware pricing or devote greater resources to the promotion of their products. We may not be able to compete successfully in the future with these or other current or potential competitors.

We Rely on Maintaining Good Relationships with Our Vendors, and Certain Products We Sell May Be in Short Supply

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

     Certain manufacturers offer market development funds, cooperative advertising and other promotional programs to systems integrators, distributors and computer resellers. We rely on these funds for many of our advertising and promotional campaigns. If manufacturers reduce their level of support for these programs, or discontinue them altogether, we would have to increase our advertising and promotion spending, which may have a material adverse effect on our business, financial condition and results of operations.

     Our profitability has been affected by our ability to obtain volume discounts from certain manufacturers, which has been dependent, in part, upon our ability to sell large quantities of products to computer resellers, including value added resellers. Our inability to sell products to computer resellers and thereby obtain the desired volume discounts from manufacturers may have a material adverse effect on our business, financial condition and results of operations.

We Must Rapidly Respond to New Product Offerings and Manage Our Inventory Carefully

     The markets for our products are characterized by rapidly changing technology and frequent introduction of new products. This may render many existing products noncompetitive, less profitable or obsolete. Our continued success will depend on our ability to keep pace with the technological developments of new products and to address increasingly sophisticated customer requirements. Our success will also depend upon our abilities to obtain these new products from present or future manufacturers and vendors at reasonable costs, to educate and train our employees as well as our customers with respect to these new products and to integrate effectively and efficiently these new products into both our internal systems. We may not be successful in identifying, developing and marketing product developments or enhancements in response to these technological changes. Our failure to respond effectively to these technological changes may have a material adverse effect on our business, financial condition and results of operations.

     Rapid product improvement and technological change characterize the technology industry. This results in relatively short product life cycles and rapid product obsolescence, which can place inventory at considerable valuation risk. Certain of our suppliers and manufacturers provide price protection to us, which is intended to reduce the risk of inventory devaluation due to price reductions on current products. Certain of our suppliers also provide stock balancing to us pursuant to which we are able to return unsold inventory to a supplier or manufacturer as a partial credit against payment for new products.

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

     As a result of the rapid changes that are taking place in display technologies, product life cycles are short. Accordingly, our product offerings change constantly. Prices of products change frequently, with generally higher prices early in the life cycle of the product and lower prices near the end of the product's life cycle. The technology industry has experienced rapid declines in average selling prices of display technology and computer hardware. In some instances, we have been able to offset these price declines with increases in units shipped. There can be no assurance that average selling prices will not continue to decline or that we will be able to offset declines in average selling prices with increases in units shipped.

We Are Highly Dependent on a Select Group of Senior Management

     We are highly dependent upon the services of the members of our senior management team. The loss of any member of the senior management team may have a material adverse effect on our business.

We May, From Time to Time, Take Actions to Enhance Shareholder Value, Which Actions May Not be Successful

     The Company periodically considers methods of enhancing shareholder value, including, without limitation, acquisitions, divestitures, business combinations, and strategic partnering. There can be no assurance that we will consummate any such transactions, be able to identify suitable candidates for any such transactions or to negotiate successfully such transactions at a price or on terms and conditions favorable to us and our shareholders. Acquisitions may be of significant size and may include assets that are outside our geographic territories or are ancillary to our core business strategy. In addition, there can be no assurance that the divestiture of our IT Business or any other action taken with the intent of enhancing shareholder value will result in an increase in our revenues or earnings or otherwise increase shareholder value.

Our Revenues and Operating Results Fluctuate From Quarter to Quarter

     Our quarterly revenue and operating results have varied significantly in the past and are expected to continue to do so in the future. Quarterly revenue and operating results generally fluctuate as a result of the demand for our products, the introduction of new hardware with improved features, changes in the level of our operating expenses, competitive conditions and economic conditions. As a result, we believe that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not necessarily indicative of results to be expected for a full fiscal year.

We  Rely on the  Continued  Proper  Functioning  of our  Information  Technology
Systems

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

ITEM 9B.  Other Information

         None.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

         The following table sets forth information concerning each of the directors and executive officers of the Company:

Name                         Age        Position
----                         ---        --------

Barry R. Steinberg           62         Chairman of the Board, President, Chief
                                        Executive Officer and Director

Seth Collins                 37         Executive Vice President and Secretary

Elan Yaish                   34         Vice President Finance, Chief  Financial
                                          Officer and Assistant Secretary

Joel G. Stemple, Ph.D.       62         Director

Joel Rothlein, Esq.          75         Director

Bert Rudofsky                71         Director

Michael E. Russell           57         Director

Julian Sandler               60         Director

Yacov A. Shamash, Ph.D.      54         Director

     Barry R. Steinberg, the founder of the Company, has served as its Chairman of the Board, President and Chief Executive Officer and as a director since Manchester's formation in 1973. Mr. Steinberg previously served as a systems analyst for Sleepwater, Inc. and Henry Glass and Co.

     Seth Collins has served as Executive Vice president and Secretary since August 1, 2004. Prior to that he served as Vice President of Operations since January 2003 and Director of Operations since joining the Company in February 1999. Prior to joining Manchester in February 1999, Mr. Collins was a manager in the financial services consulting group of Oracle. Previously, Mr. Collins worked for FleetBoston and Andersen Consulting. Mr. Collins is the son-in-law of Barry R. Steinberg.

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

     Joel G. Stemple, Ph.D. has served as a Director since August 1982. He served as Executive Vice President of the Company from September 1996 until July 31, 2004 and prior to that as Vice President since August 1982. Dr. Stemple previously performed consulting services for the Company and, from 1966 to 1982, served as Assistant and Associate Professor of Mathematics at Queens College, City University of New York.

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

     Yacov A. Shamash, Ph.D. became a Director of the Company on December 17, 2003, and has been the Dean of Engineering and Applied Sciences at the State University of New York campus at Stony Brook since 1992. Dr. Shamash developed and directed the NSF Industry/University Cooperative Research Center for the Design of Analog/Digital Integrated Circuits from 1989 to 1992 and also served as Chairman of the Electrical and Computer Engineering Department at Washington State University from 1985 until 1992. Dr. Shamash also serves as a Director of Key Tronic Corporation, Netsmart Technologies, and American Medical Alert Corp.

Audit Committee Composition

     The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Bert Rudofsky, Michael E. Russell and Julian Sandler are the members of our audit committee.

Audit Committee Financial Experts

     The audit committee plays an important role in promoting effective corporate governance, and it is imperative that members of the audit committee have requisite financial literacy and expertise. Our Board of Directors has determined that in its judgment, each of Bert Rudofsky, Michael E. Russell and Julian Sandler qualifies as an "audit committee financial expert" in accordance with the applicable rules and regulations of the SEC. An audit committee financial expert is a person who has (1) an understanding of generally accepted accounting principles and financial statements; (2) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (3) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities; (4) an understanding of internal controls and procedures for financial reporting; and (5) an understanding of audit committee functions.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Securities Exchange Act of 1934, as amended, requires that officers, directors and holders of more than 10% of the Common Stock (collectively, "Reporting Persons") file reports of their trading in our equity securities with the Securities and Exchange Commission. Based on a review of
Section 16 forms filed by the Reporting Persons during the fiscal year ended July 31, 2004, we believe that the Reporting Persons timely complied with all applicable Section 16 filing requirements, with the exception of Mr. Rudofsky, who filed Form 4 reporting the issuance of options to him by the Company approximately two weeks late, and Mr. Valentine, who filed Form 4 reporting the issuance of options to him by the Company approximately five weeks late.

Code of Ethics

     The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to our Chief Executive Officer, Chief Financial Officer, and members of our Finance Department. The Company has also adopted a Code of Business Conduct and Ethics that applied to all of our employees as well as our Board of Directors. These Codes are posted on our website at www.manchesterequipment.com/Manchester+Overview/About+Manchester/Investors/ default.aspx under the heading "Code of Ethics" and "Code of Business Conduct and Ethics." We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of our Codes by posting such information at the same location on our website.

ITEM 11.      Executive Compensation.

     The following table sets forth a summary of the compensation paid or accrued by the Company during the fiscal years ended July 31, 2004, 2003, and 2002 to the Company's Chief Executive Officer and to its next five most highly compensated executive officers whose compensation exceeded $100,000 (collectively, the "Named Executive Officers"):

                           Summary Compensation Table

                                                                                      Long Term
                                                                                      Compensation
                                                                                      ------------
                                       Annual Compensation                            Common Stock
Name and                                                           Other Annual       Underlying     All Other
Principal Position              Year       Salary       Bonus      Compensation(1)    Options        Compensation
------------------              ----       ------       -----      -----------------------           ------------
Barry R. Steinberg,             2004       $650,000                  $55,808 (2)             -          -
  President  and Chief          2003       $650,000            -     $47,931 (2)             -          -
  Executive Officer             2002       $650,000            -     $49,429 (2)             -          -

Seth Collins,                   2004       $225,000     $150,000     $13,500 (3)             -          -
  Executive Vice President      2003       $171,202            -     $20,700 (3)             -          -
  and Secretary(8)

Elan Yaish,                     2004       $225,000     $150,000     $21,950 (4)             -          -
  Chief Financial Officer, Vice 2003       $200,782    $  25,000     $12,433 (4)             -          -
  President -  Finance and
  Assistant Secretary

Joel G. Stemple,                2004       $225,000            -     $35,066 (5)             -          -
  Executive Vice President      2003       $225,000            -     $33,649 (5)             -          -
  and Secretary (9)             2002       $375,000            -     $33,349 (5)             -          -

Laura Fontana,                  2004       $225,000     $150,000    $  9,901 (6)             -          -
  Vice President - Technical    2003       $227,630            -     $30,744 (6)             -          -
  Services (10)                 2002       $196,794    $  20,406     $35,744 (6)             -          -

Rob Sbarra                      2004       $225,000     $ 35,000     $26,952 (7)
 Vice President - Sales
  and Marketing (11)

No restricted stock awards, stock appreciation rights or long-term incentive plan awards (all as defined in the proxy regulations promulgated by the Securities and Exchange Commission) were awarded to, earned by, or paid to the Named Executive Officers during the fiscal year ended July 31, 2004.
------------------
(1) Includes in fiscal 2004 employer matching contributions to the Company's defined contribution plan of $6,150 for each of Messrs. Steinberg, Collins, Yaish and Stemple, $4,152 for Mr. Sbarra and $3,053 for Ms. Fontana, in fiscal 2003 employer matching contributions to the Company's defined contribution plan of $6,000 for each of Messrs. Steinberg, Collins, Yaish and Stemple, and $4,500 for Ms. Fontana, and in fiscal 2002 employer matching contributions of $6,000 for each of Messrs. Steinberg, Stemple and Ms. Fontana.
(2) Includes $42,302 in 2004 and $34,575 in 2003 and 2002, of premiums paid by the Company for a whole life insurance policy in the name of Mr. Steinberg having a face value of $2,600,000 and under which his daughters, on the one hand, and the Company, on the other hand, are beneficiaries and share equally in the death benefits payable under the policy.
(3) Includes $5,000 in 2004 and $11,250 in 2003 representing the present value of benefits earned under the Company's deferred compensation plan.
(4) Includes $8,000 in 2004 and $1,333 in 2003 representing the present value of benefits earned under the Company's deferred compensation plan.
(5) Includes $10,575 in 2004 and $17,286 in 2003 and 2002 of premiums paid by the Company for a whole life insurance policy in the name of Mr. Stemple having a face value of $1,300,000 and under which his spouse and the Company are beneficiaries and are entitled to $600,000 and $700,000, respectively, of the death benefits payable under the policy.
(6) Includes $1,944 in 2003, and $1,943 in 2002 of premiums paid by the Company for a whole life insurance policy in the name of Ms. Fontana having a face value of $589,000 and under which her minor child and the Company are beneficiaries and are entitled to $200,000 and $389,000, respectively, of death benefits payable under the policy. Also includes $15,000 and $20,000 in 2003 and 2002, respectively, representing the present value of benefits earned under the Company's deferred compensation plan.
(7) Includes $15,000 in 2004 representing the present value of benefits earned under the Company's deferred compensation plan.
(8) Mr. Collins was promoted to Executive Vice President and Secretary August 1, 2004.
(9) Mr. Stemple served as Executive Vice President and Secretary until July 31, 2004.
(10) Ms.  Fontana  served as Vice  President - Technical  Services until June 1,
     2004.
(11) Mr. Sbarra served as Vice President - Sales and Marketing until July 31, 2004.

Aggregated Options/SAR Exercises and Fiscal Year-end Options/SAR Value Table

     The following table sets forth information with respect to the number and value of exercisable and unexercisable options granted to the Named Executive Officers as of July 31, 2004. The Named Executive Officers did not exercise any options during the fiscal year ended July 31, 2004. The Company has not granted any stock appreciation rights.

                                                       Number of Securities             Value of
                        Shares                         Underlying Unsecured             Unexercised In-the-Money
                        Acquired                       Options/SAR's at                 Options/SAR's at
                        on             Value           July 31, 2004                    July 31, 2004(1)
         Name           Exercise       Realized        Exercisable/Unexercisable        Exercisable/Unexercisable
         ----           --------       --------        -------------------------        -------------------------

Seth Collins                   -           -                     31,000/75,000             $85,870/$207,750
Elan Yaish                     -           -                     25,000/75,000             $69,250/$207,750

--------
(1) Based on the closing sale price of common stock as of July 31, 2004 ($4.61 per share) minus the applicable exercise price.

Compensation of Directors

     Pursuant to the Company's compensation plan for its directors, all non-employee directors receive a $20,000 annual stipend, payable in four quarterly installments. In addition, each non-employee director is granted annually on August 1, an option under the Company's Amended and Restated 1996 Incentive and Non Incentive Stock Option Plan to purchase 10,000 shares at an exercise price equal to the fair market value of the common stock as of the close of business on the last business day preceding such close. Such options are for a term of five years and are exercisable immediately upon such grant. On August 1, 2003, each of Joel Rothlein, Bert Rudofsky, Michael E. Russell and Julian Sandler, who are non-employee directors, and Robert J. Valentine, who was a non-employee director, received non-incentive options to purchase 10,000 shares at an exercise price of $2.13 per share (the fair market value of the common stock on that date).

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

     Dr. Stemple. We had an employment agreement with Joel G. Stemple, PhD, which terminated on July 31, 2004. Under the employment agreement, which commenced on August 1, 2003, Dr. Stemple received a base salary of $225,000, and was entitled to an automobile and certain deferred compensation benefits, as well as medical and other benefits generally offered by us to our employees. Dr. Stemple also was able to participate in our stock option plan. The Company and Dr. Stemple have entered into a Severance and Release Agreement, which became effective upon the termination of Dr. Stemple's employment by the Company. See
Item 13, "Certain Relationships and Related Transactions."

Compensation Committee Interlocks and Insider Participation

     The members of our Compensation Committee are Joel Rothlein, Esq., Julian Sandler, and Bert Rudofsky. Mr. Rothlein is a partner of Kressel Rothlein Walsh & Roth, LLC, which, with its predecessor firms, has acted as our outside general counsel since our inception. We paid Kressel Rothlein Walsh & Roth, LLC approximately $555,000, $257,000, and $208,000, for legal fees in the fiscal years ended July 31, 2004, 2003 and 2002, respectively. In addition, during the years ended July 31, 2004, 2003 and 2002, we recorded revenue of approximately $303,000, $164,000, and $45,000, respectively, in connection with the sale of equipment to a company controlled by Mr. Sandler.

     Our stock option plan is administered by the Board of Directors. Barry R. Steinberg is President and Chief Executive Officer and until July 31, 2004, Joel
G. Stemple was Executive Vice President of the Company and each of them remains a member of the Board. As members of the Board, they could vote on executive compensation issues before the Board pertaining to the granting of stock options. Although the issue has not arisen to date, each of Messrs. Steinberg and Stemple has agreed to abstain from voting on the grant of stock options to him or to the other of them.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of October 14, 2004 (except as otherwise indicated) with respect to the number of shares of the Company's common stock beneficially owned by each person who is known to the Company to beneficially own more than 5% of the common stock, together with their respective addresses, the number of shares of common stock beneficially owned by each director of the Company and each Named Executive Officer of the Company, and the number of shares of common stock beneficially owned by all named executive officers and directors of the Company as a group. Except as otherwise indicated, each such shareholder has sole voting and investment power with respect to the shares beneficially owned by such shareholder.

                                                        Shares Beneficially       Percent of Shares
      Name and Address                                         Owned(1)             Outstanding
      -----------------------------------------------------------------------------------------
      Barry R. Steinberg(2) (3)                              4,690,201                56.8%
      Joel G. Stemple(2)                                       626,263                 7.6
      Seth Collins(2) (4) (5)                                   90,000                 1.1
      Elan Yaish(2) (5)                                         25,000                  *
      Joel Rothlein (5)                                         62,666                  *
      Bert Rudofsky (5)                                         55,000                  *
      Michael E. Russell (5)                                    50,000                  *
      Julian Sandler(5)                                         56,000                  *
      Yacov A. Shamash (5)                                      10,000                  *
      Dimensional Fund Advisors, Inc. (6)                      553,200                 6.7 (8)
      1299 Ocean Ave. 11th Fl., Santa Monica, CA 90401
      Bjurman, Barry and Associates (7)                        441,000                 5.3 (8)
      10100 Santa Monica Boulevard, Suite 1200,
      Los Angeles, CA 90067
      All executive officers and directors as a group
        (9 persons) (9)                                      5,665,130                66.4%

      * Less than 1%.

(1) For purposes of determining the aggregate amount and percentage of shares deemed beneficially owned by directors and Named Executive Officers of the Company individually and by all directors, nominees and Named Executive Officers as a group, exercise of all options exercisable at or within 60 days listed in the footnotes hereto is assumed. For such purposes 8,529,584 shares of Common Stock are deemed to be outstanding.
(2)   Address is 160 Oser Avenue, Hauppauge, New York 11788.
(3) Excludes 59,000 shares owned by Mrs. Collins, the daughter of Mr. Steinberg, which shares were purchased with the proceeds of a loan from Mr. Steinberg. As reported on Schedule 13D filed on March 24, 1997, as amended, Mr. Steinberg and Mrs. Collins each disclaim beneficial ownership of the common stock owned by the other.
(4)  Includes 59,000 shares owned by Mrs. Collins, Mr. Collins' wife.
(5) Includes options exercisable at or within 60 days to purchase 25,000 shares (Mr. Yaish); 31,000 shares (Mr. Collins); 50,000 shares (Mr. Sandler); 50,000 shares (Mr. Rudofsky); 50,000 shares (Mr. Rothlein); 50,000 shares (Mr. Russell); and 10,000 shares (Mr. Shamash).
(6) Based upon a Schedule 13G filed with Securities and Exchange Commission as of February 6, 2004.
(7) Based upon a Schedule 13G filed with Securities and Exchange Commission as of April 7, 2004.
(8) Based on 8,263,584 shares of common stock issued and outstanding on October 14, 2004.
(9)  See Notes 1 through 5 above.

ITEM 13.  Certain Relationships and Related Transactions

     Our Hauppauge, New York facilities were formerly leased from entities affiliated with certain of our executive officers, directors or principal shareholders. In March 2003, the owners sold these facilities to an unaffiliated company. In connection with the sale, the Company entered into three fifteen-year leases, each expiring on March 31, 2018, with the new owner. Lease terms include a lower base rent in the first year, annual rent increases of two percent and four five-year renewal options.

     Joel Rothlein, Esq., a director of the Company, is a partner of Kressel Rothlein Walsh & Roth, LLC, which, with its predecessor firms, has acted as outside general counsel to the Company since our inception. During fiscal 2004, 2003, and 2002, $555,000, $257,000 and $208,000, respectively, was paid to such firm for legal fees.

     During the years ended July 31, 2004, 2003, and 2002, we recorded revenue of $303,000, $164,000 and $45,000, respectively, in connection with the sale of equipment to a company controlled by Julian Sandler, a director of the Company.

     In the ordinary course of its business with customers and vendors, the Company utilizes a restaurant owned by Ilene Steinberg, the daughter of Barry Steinberg for catering, dining and entertainment services. During the years ended July 31, 2004, 2003 and 2002, the Company paid approximately $42,000, $49,000 and $109,000, respectively, for such services.

     The Company and Joel Stemple, a director of the Company, are parties to a certain Severance and Release Agreement, pursuant to which the Company agreed to pay to Dr. Stemple the sum of $62,000 per annum during each of fiscal years 2005, 2006 and 2007, agreed to provide certain medical insurance benefits and agreed to release Dr. Stemple from certain claims, and pursuant to which Dr. Stemple agreed to release the Company from certain claims, agreed not to disclose certain information pertaining to the Company's business, and, during the severance period, to not compete with the Company, solicit its employees or interfere with its relationships with its customers.

ITEM 14.  Principal Accounting Fees and Services

     Audit Fees. The aggregate fees billed by KPMG LLP for professional services rendered for the audit of our annual financial statements set forth in our Annual Report on Form 10-K for the fiscal years ended July 31, 2004 and July 31, 2003 and the reviews of the interim financial statements included in our Quarterly Reports on Form 10-Q for such fiscal years were $121,000 and $100,000, respectively.

     Audit-Related Fees. The aggregate fees billed by KPMG LLP for Audit-Related services for the fiscal year ended July 31, 2004 were $125,000. These fees related to professional services rendered for carve-out audits required under SEC rules in connection with the sale of the Company's IT Business. The aggregate fees billed by KPMG LLP for Audit-Related services for the fiscal year ended July 31, 2003 were $3,500. These fees related to services performed by KPMG LLP in connection with the new leases entered into by the Company following the sale of the Company's Hauppauge, New York facilities. See "Certain Relationships and Related Transactions" above.

     Tax Fees. The Company did not pay any fees to KPMG LLP for tax compliance, tax advice, and tax planning during the fiscal years ended July 31, 2004 and July 31, 2003.

     All Other Fees. The Company did not pay any fees to KPMG LLP for any other professional services during the fiscal years ended July 31, 2004 and July 31, 2003.

     Policy for Approval of Audit and Non-Audit Fees. During 2004, the Audit Committee approved all the types of audit and non-audit services which KPMG LLP was to perform during the year and the range of fees for each of these categories, as required under applicable law. The Audit Committee's current practice is to consider for pre-approval annually all categories of audit and non-audit services proposed to be provided by our independent auditors for the fiscal year. The Audit Committee will also consider for pre-approval annually the range of fees and the manner in which the fees are determined for each type of pre-approved audit and non-audit services proposed to be provided by our independent auditors for the fiscal year. The Audit Committee must separately pre-approve any service that is not included in the approved list of services or any proposed services exceeding pre-approved cost levels. The Audit Committee has not delegated pre-approval authority to any of its members or any other person. In selecting KPMG LLP as our independent auditor, the Audit Committee believes the provision of the audit and non-audit services rendered by KPMG LLP is compatible with maintaining that firm's independence.

     The Audit Committee has considered whether the provision of non-audit services by KPMG LLP is compatible with maintaining auditor independence and has determined that auditor independence has not been compromised.

                                     PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

     (3) Exhibits required by Securities and Exchange Commission Regulation S-K, Item 601: "*" denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K

    Exhibit No.     Description of Exhibit
    ----------     ----------------------

     2    Asset  Purchase and Sale  Agreement by and between  ePlus  Technology,
          Inc. and Manchester Technologies, Inc. dated May 28, 2004 (incorporated by reference to Exhibit 2 of Registrant's Form 8-K filed on June 10, 2004).

     2.1 Services Agreement by and between ePlus Technology, Inc. and Manchester Technologies, Inc. dated May 28, 2004 (incorporated by reference to Exhibit 2.1 of Registrant's Form 8-K filed on June 10,
          2004).

     2.2 Escrow Agreement by and between ePlus Technology, Inc., Manchester Technologies, Inc. and Joel Rothlein, as Escrow Agent, dated May 28, 2004 (incorporated by reference to Exhibit 2.2 of Registrant's Form 8-K filed on June 10, 2004).

    3.1.a Restated   Certificate   of   Incorporation   filed  October  1,  1996
          (incorporated   by   reference  to  Exhibit   3.1.c  of   Registrant's
          Registration Statement on Form S-1 as filed on October 3, 1996).

    3.1.b Certificate  of  Amendment  of  Certificate  of  Incorporation   filed
          January 30, 2001 (incorporated by reference to Exhibit 3.1.d of Registrant's Form 8-K filed on February 6, 2001).

     3.2 Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of Registrant's Registration Statement on Form S-1 as filed on October 3,
          1996).

     10.1 1996  Incentive  and  Non-Incentive  Stock  Option Plan of  Registrant
          (incorporated   by   reference   to  Exhibit   10.1  of   Registrant's
          Registration Statement on Form S-1 as filed on October 3, 1996).

     10.2 Agreement dated September 24, 1996 between Registrant and Michael Bivona (incorporated by reference to Exhibit 10.2 of Registrant's Registration Statement on Form S-1 as filed on October 3, 1996).

    10.3* Modification  of Employment  Agreement  dated January 29, 2003 between
          Registrant and Joel G. Stemple  (incorporated  by reference to Exhibit
          10.3 of the Registrant's Form 10-K for the fiscal year ended July 31, 2003 as filed on October 29, 2003).

  10.3.a * Severance  and Release  Agreement  dated  January 29, 2003 between
          Registrant and Joel G. Stemple (incorporated by reference to Exhibit 10.3.a of the Registrant's Form 10-K for the fiscal year ended July 31, 2003 as filed on October 29, 2003).

   10.4* Agreement of Employment dated April 1, 2003 between Registrant and Robert Sbarra (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-K for the fiscal year ended July 31, 2003 as filed on October 29, 2003).

 10.5.a.1 Lease dated June 23, 1997 between Registrant and First Willow, LLC
          (incorporated by reference to Exhibit 10.5.h of the Registrant's Form 10-K for the fiscal year ended July 31, 1997 as filed on October 28,
          1997).

 10.5.a.2 Sub-Lease by and between Manchester  Technologies,  Inc. and ePlus
          Technology,  Inc.,  dated May 28, 2004  (incorporated  by reference to
          Exhibit 2.4 of Registrant's  Form 8-K filed on June 10, 2004).

  10.5.b Lease dated September 9, 2002 between Electrograph Systems, Inc. and Pot Spring Center Limited Partnership (incorporated by reference to
          Exhibit 10.5.q of the Registrant's Form 10-K for the fiscal year ended July 31, 2002 as filed on October 28, 2002).

 10.5.c.1 Lease dated March 14, 2003 between Registrant and General Electric
          Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.5.r of the Registrant's Form 10-Q for the fiscal quarter ended April 30, 2003 as filed on June 16, 2003)

  10.5.c.2 Sub-Lease by and between Manchester  Technologies,  Inc. and ePlus
          Technology,  Inc.,  dated May 28, 2004  (incorporated  by reference to
          Exhibit 2.3 of Registrant's Form 8-K filed on June 10, 2004).

   10.5.d Lease dated March 14, 2003 between  Registrant and General  Electric
          Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.5.s of the Registrant's Form 10-Q for the fiscal quarter ended April 30, 2003 as filed on June 16, 2003).

   10.5.e Lease dated March 14, 2003 between  Electrograph  Systems,  Inc. and
          General Electric Capital Business Asset Funding Corporation (incorporated by reference to Exhibit 10.5.t of the Registrant's Form 10-Q for the fiscal quarter ended April 30, 2003 as filed on June 16,
          2003).

   10.5.f Lease dated May 1, 2003 between  Registrant and FSP Gateway Crossing
          Limited Partnership (incorporated by reference to Exhibit 10.5.u of the Registrant's Form 10-Q for the fiscal quarter ended April 30, 2003 as filed on June 16, 2003).

     10.6 Reseller Agreement dated May 1, 1990 between Toshiba America Information Systems, Inc. and Registrant (incorporated by reference to
          Exhibit 10.9 of Registrant's Registration Statement on Form S-1 as filed on October 3, 1996).

     10.7 Agreement for Authorized Resellers dated March 1, 1996 between Hewlett-Packard Company and Registrant (incorporated by reference to
          Exhibit 10.10 of Registrant's Amendment No. 1 to Registration Statement on Form S-1 as filed on November 7, 1996).

     10.8 Asset Purchase Agreement dated April 15, 1997 among Electrograph Systems, Inc., Bitwise Designs, Inc., Electrograph Acquisition, Inc. and Registrant (incorporated by reference to Exhibit 10.10 of the Registrant's Form 10-Q for the fiscal quarter ended April 30, 1997 as filed on June 13, 1997).

     10.9.a $15,000,000 Revolving Credit Facility Agreement dated June 25, 1999 between Registrant and EAB, as Agent (incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-K for the fiscal year ended July 31, 1999 as filed on October 29, 1999).

     10.9.b Third Amendment to $15,000,000 Revolving Credit Facility Agreement dated October 10, 2001 between Registrant and Citibank, as Agent (incorporated by reference to Exhibit 10.18 of the Registrant's Form 10-K for the fiscal year ended July 31, 2002 as filed on October 28,
          2002).

     10.9.c Fourth Amendment to $15,000,000 Revolving Credit Facility Agreement dated July 30, 2002 between Registrant and Citibank, as Agent (incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-Q for the fiscal quarter ended October 31, 2002 as filed on December 12, 2002).

     10.9.d Fifth Amendment to $15,000,000 Revolving Credit Facility Agreement dated January 30, 2004 between Registrant and Citibank, as Agent (incorporated by reference to Exhibit 10.21 of the Registrant's Form 10-Q for the fiscal quarter ended January 31, 2004 as filed on March 12, 2004).

    10.10 Indemnification Agreement dated September 18, 2003 between Registrant and Elan Yaish (incorporated by reference to Exhibit 10.20 of the Registrant's Form 10-K for the fiscal year ended July 31, 2003 as filed on October 29, 2003).

     21   Subsidiaries of the Registrant.

     23   Consent of Independent Registered Public Accounting Firm.

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

     31.1.1 Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act

     32.1.1 Certification of the Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     Form 8-K filed May 28, 2004, disclosing press release dated May 28, 2004, announcing the sale of the Company's IT fulfillment, professional services, and enterprise software development and operations consulting business.

     Form 8-K filed June 10, 2004, with regard to certain agreements entered into by the Company with respect to the sale of its IT fulfillment, professional services, and enterprise software development and operations consulting business.

     Form 8-K filed June 17, 2004, disclosing press release date June 17, 2004, reporting earnings for the third quarter ended April 30, 2004.

     Form 8-K filed July 19, 2004, disclosing press release dated July 19, 2004, announcing further financial details with respect to the Company's sale of its IT fulfillment, professional services, and enterprise software development and operations consulting business.

                                Items 8 and 14(A)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        Page
Report of Independent Registered Public Accounting Firm                  F-2
Consolidated Financial Statements:
         Balance Sheets as of July 31, 2004 and 2003                     F-3
         Statements of Operations for the years ended
          July 31, 2004, 2003, and 2002                                  F-4
         Statements of Shareholders' Equity for the years ended
          July 31, 2004, 2003, and 2002                                  F-5
         Statements of Cash Flows for the years ended July 31,
          2004, 2003, and 2002                                           F-6
         Notes to Consolidated Financial Statements                      F-7

Schedule II - Valuation and Qualifying Accounts                          F-20

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
Manchester Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of Manchester Technologies, Inc. and subsidiaries as of July 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 2004. In connection with our audits of the consolidated financial statements, we also audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Manchester Technologies, Inc. and subsidiaries as of July 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Melville, New York
October 13, 2004

                 Manchester Technologies, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                             July 31, 2004 and 2003

                                   Assets                            2004               2003
                                   ------                            ----               ----
                                                                     (in thousands, except per share amounts)
Current assets:
     Cash and cash equivalents                                         $16,881         $ 8,553
     Accounts receivable, net of allowance for doubtful accounts
        of $2,848 and $1,426, respectively                              15,530          35,117
     Inventory                                                          20,301           9,605
     Deferred income taxes                                               1,212             603
     Prepaid taxes                                                         916           1,704
     Prepaid expenses and other current assets                           1,266             709
                                                                         -----          ------
                      Total current assets                              56,106          56,291

Property and equipment, net                                              9,890          13,985
Goodwill, net                                                            3,735           6,439
Deferred income taxes                                                    1,728             757
Other assets                                                               183             278
                                                                       -------         -------

                      Total assets                                     $71,642         $77,750
                                                                        ======          ======


                          Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                              $21,492         $24,752
    Deferred service contract revenue                                        -             666
    Current portion of capital lease obligations                           246             212
                                                                      --------        --------

                      Total  current liabilities                        21,738          25,630

Deferred compensation payable                                               98             263
Capital lease obligations, net of current portion                        7,683           7,923
                                                                         -----           -----

                                Total liabilities                       29,519          33,816
                                                                        ------          ------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; 5,000 shares
        authorized, none issued                                              -               -
     Common stock, $.01 par value; 25,000 shares
        authorized, 8,163 and 7,990 shares issued
        and outstanding                                                     82              80
     Additional paid-in capital                                         19,597          18,942
     Deferred compensation                                                   -             (13)
     Retained earnings                                                  22,444          24,925
                                                                        ------          ------

                      Total shareholders' equity                        42,123          43,934
                                                                        ------          ------

                      Total liabilities and shareholders' equity       $71,642         $77,750
                                                                        ======          ======

See accompanying notes to consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended July 31, 2004, 2003 and 2002

                                                                   2004           2003                2002
                                                                   ----           ----                ----         -
                                                                 (in thousands, except per share amounts)
Revenue                                                          $173,040       $164,156            $133,749

Cost of Revenue                                                   156,354        147,672             117,656
                                                                  --------       -------             -------
       Gross profit                                                16,686         16,484              16,093

Selling, general and
    administrative expenses                                        12,892         12,214              11,142
                                                                   ------         ------              ------

       Income from operations                                       3,794          4,270               4,951

Interest and other income (expense), net                              (20)           115                 184
                                                                      ----           ---                 ---

       Income from continuing operations
           before income taxes                                      3,774          4,385               5,135

Income tax provision                                                1,490          1,775               2,054
                                                                    -----          -----               -----

Income from continuing operations                                   2,284          2,610               3,081
                                                                    -----          -----               -----

Discontinued operations:
    Loss from operations of
    discontinued component                                         (7,616)        (8,005)             (3,593)
Income tax benefit                                                 (2,851)        (2,807)             (1,454)
                                                                   -------         ------              ------

Loss from discontinued operations                                  (4,765)        (5,198)             (2,139)
                                                                    ------         -----               ------

Net income (loss)                                                $ (2,481)       $(2,588)            $   942
                                                                  ========        =======             ======
Income per share from continuing operations
   Basic                                                            $0.28          $0.33               $0.39
                                                                     ====           ====                =====
   Diluted                                                          $0.28          $0.33               $0.39
                                                                     ====           ====                ====

Loss per share from discontinued operations
   Basic                                                           $(0.59)        $(0.65)             $(0.27)
                                                                    ======          =====               =====
   Diluted                                                         $(0.59)        $(0.65)             $(0.27)
                                                                    ======          =====               =====

Net income (loss) per share
   Basic                                                           $(0.31)        $(0.32)              $0.12
                                                                    =====          ======              =====
   Diluted                                                         $(0.31)        $(0.32)              $0.12
                                                                    =====          ======              =====

Weighted average  shares outstanding
  Basic                                                             8,077          7,990               7,990
                                                                    =====          =====               =====
  Diluted                                                           8,210          8,007               7,991
                                                                    =====          =====               =====




See accompanying notes to consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    Years ended July 31, 2004, 2003 and 2002

                                                            Additional
                                        Common     Par      Paid-in       Deferred       Retained
                                        Shares     Value    Capital       Compensation   Earnings      Total
                                        ------     -----    -------       ------------   --------      -----
                                                                  (in thousands)

     Balance July 31, 2001                 7,990    $ 80      $ 18,942         $ (38)    $ 26,571      $ 45,555

     Stock award compensation expense          -       -             -            15            -            15
     Net income                                -       -             -             -          942           942
                                        --------    ----    ----------         -----     --------      --------
     Balance July 31, 2002                 7,990      80        18,942           (23)      27,513        46,512


     Stock award compensation expense          -       -             -            10            -            10
     Net loss                                  -       -             -             -       (2,588)       (2,588)
                                        --------    ----    ----------         -----       -------       -------
     Balance July 31, 2003                 7,990      80        18,942           (13)      24,925        43,934


     Stock award compensation expense          -       -             -            13            -            13
     Equity based compensation expense         -       -            43             -            -            43
     Stock issued in connection with
        exercise of stock options            173       2           547             -            -           549
     Tax benefit from exercise
       of stock options                        -       -            65             -            -            65
     Net loss                                  -       -             -             -       (2,481)       (2,481)
                                          ------   -----         -----         -----        -----         ------
       Balance July 31, 2004               8,163     $82       $19,597         $   -      $22,444       $42,123
                                           =====      ==        ======          ====       ======        ======



















     See accompanying notes to consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended July 31, 2004, 2003, and 2002

                                                                     2004         2003           2002
                                                                     ----         ----           ----
                                                                             (in thousands)
     Cash flows from operating activities:
     Net income (loss)                                              $(2,481)     $(2,588)        $   942
     Loss from discontinued operations                                4,765
                                                                      -----
     Income (loss) from continuing operations                         2,284

     Adjustments to reconcile net income (loss) to net cash
        from operating activities:
           Depreciation and amortization                                928        2,265           2,012
           Provision for doubtful accounts                              683        1,545             613
           Impairment of goodwill and write-off of related assets         -        2,481               -
           Non-cash compensation and commission expense                  13           10              15
           Deferred income taxes                                     (1,580)        (154)             95
           Equity based compensation expense                             43            -               -
           Tax benefit from exercise of stock options                    65            -               -
           Change in assets and liabilities, net of the effects of
             acquisitions and in 2004 discontinued operations:
              Accounts receivable                                      (136)      (4,266)         (7,773)
              Inventory                                             (12,291)       1,402          (3,482)
              Prepaid taxes                                             136       (1,278)           (383)
              Prepaid expenses and other current assets                (129)        (201)            (92)
              Other assets                                               95          213             (88)
              Accounts payable and  accrued expenses                  5,702        1,649           7,298
              Deferred service contract revenue                           -         (202)             61
              Deferred compensation payable                            (165)          61              41
                                                                       -----          --              --
                Net cash provided by (used in) continuing operations (4,352)         937            (741)
                Net cash provided by discontinued operations          8,882            -               -
                                                                      ------     -------          ------

                Net cash provided by (used in) operating activities   4,530          937            (741)
                                                                      -----          ---            -----

     Cash flows from investing activities:
         Capital expenditures                                          (100)      (1,282)         (2,618)
         Payment for acquisitions, net of cash acquired                   -            -          (1,613)
         Net  proceeds from the sale of  discontinued operations      3,555            -               -
                                                                      -----     --------        --------

                Net cash provided by (used in) investing activities   3,455       (1,282)         (4,231)
                                                                      -----       -------          -----

     Cash flows from financing activities:
       Net repayments of borrowings from bank                             -            -            (515)
       Payments on capitalized lease obligations                       (206)         (65)              -
       Payments on notes payable - other                                  -            -             (43)
       Proceeds from exercise of stock options                          549            -               -
                                                                        ---        -----            -----
                Net cash provided by (used in)  financing activities    343          (65)           (558)
                                                                        ---          ----           -----

     Net increase (decrease) in cash  and cash equivalents            8,328         (410)         (5,530)

         Cash and cash equivalents at beginning of year               8,553        8,963          14,493
                                                                      -----        -----          ------
     Cash and cash equivalents at end of year                       $16,881       $8,553          $8,963
                                                                     ======        =====           =====

     Cash paid during the year for:
          Interest                                                     $614         $208         $     -
                                                                        ===          ===          ======
          Income taxes                                                 $422         $320            $723
                                                                        ===          ===             ===
     Capital lease obligations incurred to acquire buildings        $     -       $8,200         $    -
                                                                     ======        =====           =====


     See accompanying notes to consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2004, 2003 and 2002
                 (in thousands, except share and per share data)

(1)  Operations and Summary of Significant Accounting Policies

      (a)  The Company

          Manchester Technologies, Inc. and its subsidiaries ("the Company") is a distributor of display technology solutions and plasma display monitors and computer hardware primarily to dealers and system integrators. As discussed further in Note 2, on May 28, 2004, the Company sold its end-user information technology fulfillment and professional services business (the "IT Business"). Prior to such sale, Manchester specialized in hardware and software procurement, display technology, custom networking, security, IP telephony, remote management, application development/e-commerce, storage, and enterprise and Internet solutions, offering its customers single-source solutions customized to their information systems needs by integrating its analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. Subsequent to such sale, the Company continued distributing display technology solutions and plasma display monitors and computer hardware and no longer provides any professional services. The Company operates in a single segment.

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

      (c)  Cash Equivalents

          The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash equivalents of $14,632 and $6,120 at July 31, 2004 and 2003, respectively, consisted of money market mutual funds.

      (d)  Revenue Recognition

          Revenue from product sales is recognized when title and risk of loss are passed to the customer, which is at the time of shipment to the customer. The Company does not develop or sell software products. However, certain computer hardware products sold by the Company are loaded with prepackaged software products. The net impact on the Company's financial statements of product returns, primarily for defective products, has been insignificant.

          Revenue from services, which is included in discontinued operations, is recognized when the related services are performed. When product sales and services are bundled, revenue is recognized upon delivery of the product and completion of the installation. Service contract fees are recognized as revenue ratably over the period of the applicable contract. Deferred service contract revenue represents the unearned portion of service contract fees.

      (e) Market Development  Funds and Advertising Costs

          Related to the discontinued IT Business, the Company received various market development funds including cooperative advertising funds from certain vendors, principally based on volume purchases of products. The Company records such amounts related to volume purchases as purchase discounts which reduce cost of revenue, and other incentives that require specific incremental action on the part of the Company, such as training, advertising or other pre-approved market development activities, as an offset to the related costs included in selling, general and administrative expenses. Total market development funds amounted to $598, $1,189, and $1,118, for the years ended July 31, 2004, 2003 and 2002, respectively, which is included in discontinued operations in the statement of operations.

         The Company expenses all advertising costs as incurred.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2004, 2003 and 2002
                 (in thousands, except share and per share data)

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

     The Company adopted the provisions of SFAS No. 142 as of August 1, 2001. The Company's initial impairment review indicated that there was no impairment as of the date of adoption. Fair value of goodwill was based on discounted cash flows.

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

     Accumulated amortization was approximately $647 and $1,116 at July 31, 2004 and 2003, respectively. In accordance with SFAS No. 142, no goodwill amortization expense was recorded for the three years ended July 31, 2004.

     As discussed in Note 2, $2,704 of goodwill, which was net of accumulated amortization of $469, was associated with the sale of the Company's discontinued IT Business. The amount of the goodwill allocated to the discontinued IT Business was based on a relative fair value approach in accordance with SFAS No. 142.

     In July 2003, the Company closed the operations of its subsidiary, Donovan Consulting Group, Inc. ("Donovan") and recorded a charge of $1,872 for the impairment of goodwill associated with the acquisition of Donovan (see Note 3). There was no accumulated amortization associated with this goodwill.

     As of July 31, 2004 and 2003, there were no intangible assets, other than goodwill.

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

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2004, 2003 and 2002
                 (in thousands, except share and per share data)



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

     As a result of closing the operations of Donovan (see Note 4) in fiscal 2003, the Company recorded a write-off of certain assets in the amount of $609.

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

(k)  Net Income Per Share

     Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Stock options representing approximately 355,000, 1,302,000, and 887,000 shares for the years ended July 31, 2004, 2003 and 2002, respectively, were not included in the computation of diluted net income per share because to do so would have been antidilutive. The following table reconciles the denominators of the basic and diluted per share computations. For each year, the numerator is the net income from continuing operations and the per share amounts below represent income per share from continuing operations.

                                             2004                 2003                          2002
                                             ----                 ----                          ----
                                            Per Share                  Per Share                 Per Share
                                    Shares  Amount            Shares   Amount           Shares   Amount
                                    ------  ------            ------   ------           ------   ------

           Basic EPS             8,077,000     $0.28        7,990,000    $0.33        7,990,000      $0.39
                                                ====                     =====                        ====
           Effect of dilutive
            options                133,000                     17,000                     1,000
                                   -------                     ------                     -----

           Diluted EPS           8,210,000     $0.28        8,007,000    $0.33        7,991,000      $0.39
                                 =========      ====        =========     ====        =========       ====

(l)  Accounting for Stock-Based Compensation

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations for stock options and other stock-based awards and records compensation expense for employee stock options if the market price of the underlying common stock exceeds the exercise price on the date of the grant. On August 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro forma net income (loss) and net income (loss) per share for employee stock option grants as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2004, 2003 and 2002
                 (in thousands, except share and per share data)

     The Company applies the intrinsic value method as outlined in APB 25, and related interpretations in accounting for stock options granted. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Since the Company has issued all stock option grants at market value, no compensation cost has been recognized at the time of the grant. SFAS 123 requires that the Company provide pro forma information regarding net income (loss) and net income (loss) per share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. During fiscal 2003, the Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring quarterly SFAS 123 pro forma disclosure. The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented.


                                                        2004              2003         2002
                                                        ----              ----         ----

      Net income (loss), as reported                   $(2,481)        $(2,588)         $  942
      Add: Stock based compensation expense
        included in net income, net of related
        tax effects                                         34               -              -
      Deduct:  Total stock-based
       employee compensation expense
       determined under fair value
       method for all awards, net of
       related tax effects                                (318)           (361)          (365)
                                                          -----          ------          -----

      Net income (loss) - pro forma                    $(2,765)        $(2,949)        $  577
                                                        =======         =======           ===

      Net income (loss) per common share:
       Basic - as reported                              $(0.31)       $  (0.32)        $ 0.12
       Basic - pro forma                                $(0.34)       $  (0.37)        $ 0.07

       Diluted - as reported                            $(0.31)       $  (0.32)        $ 0.12
       Diluted - pro forma                              $(0.34)       $  (0.37)        $ 0.07

         The fair value of options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                 2004        2003         2002
                                                 ----        ----         ----
     Expected dividend yield                       0%         0%           0%
     Expected stock volatility                    57%        54%          59%
     Risk free interest rate                       3%         3%           3%
     Expected option term until exercise (years)   5.00       5.00         5.00

     The per share weighted average fair value of stock options granted during fiscal 2004, 2003 and 2002 was $1.44, $1.27, and $1.79, respectively.

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

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2004, 2003 and 2002
                 (in thousands, except share and per share data)

 (n)  Fair Value of Financial Instruments

     The fair values of accounts receivable, prepaid expenses and accounts payable and accrued expenses are estimated to approximate the carrying values at July 31, 2004 due to the short maturities of such instruments.

(o) Reclassifications

         Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

(2)      Discontinued Operations

     On May 28, 2004, the Company sold its IT Business to ePlus, inc., a leading provider of Enterprise Cost Management, in an all cash transaction. The transaction included the sale to ePlus of the customer list of the business and certain related equipment, the assumption by ePlus of certain contracts and liabilities pertaining to the business, and the hiring by ePlus of the majority of Manchester employees involved in the business. The transaction did not include, and Manchester retained, the inventory and accounts receivable of the IT Business.

     The proceeds from the sale of the IT Business were $3,555, net of related expenses of $1,445. The Company recorded a gain, included in loss from operations of discontinued component in the accompanying fiscal 2004 statement of operations, of approximately $876 as a result of the transaction, which represented the excess of the net proceeds over a payable to ePlus, inc. of $469 for service contracts they assumed and the $2,210 carrying value of the net assets sold, consisting of goodwill of $2,704, property and equipment, net of $195 and deferred revenue of $689. The loss from the operations of the discontinued IT Business was $8,492 in fiscal 2004, which included the following charges in the fourth quarter of fiscal 2004 associated with the discontinued IT
Business:

            Employee severance and other employee costs           $1,016
            Provision for doubtful accounts receivable             1,250
            Fixed asset impairments                                2,639
            Other                                                     50
                                                                --------

            Total                                                 $4,955
                                                                  ======

     As of July 31, 2004 approximately $491 of the employee severance and other employee costs and $422 of amounts payable to ePlus, inc. for assumed service contracts were included in accounts payable and accrued expenses which will be paid in fiscal 2005, ending July 31, 2005.

     In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations from the end-user information technology fulfillment and professional services business have been recorded as discontinued operations in the accompanying consolidated statements of operations. The revenue from discontinued operations was $112,534, $122,288 and $128,261 for the years ended July 31, 2004, 2003 and 2002, respectively. The loss from operations of the discontinued component was $(7,616), $(8,005) and $(3,593) for the years ended July 31, 2004, 2003 and 2002, respectively.

     The presentation of the statement of operations for the years ended July 31, 2003 and 2002 have been reclassified to reflect discontinued operations. The balance sheet as of July 31, 2003 and the statement of cash flows for the years ended July 31, 2003 and 2002 have not been reclassified to reflect discontinued operations.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2004, 2003 and 2002
                 (in thousands, except share and per share data)


(3)  Property and Equipment

         Property and equipment at July 31, consist of the following:

                                                    2004             2003
                                                    ----             ----
      Furniture and fixtures                        $2,037           $2,242
      Machinery and equipment                        1,804           12,131
      Transportation equipment                         263              567
      Leasehold improvements                         3,149            3,226
      Capital leases                                 8,200            8,200
                                                     -----            -----
                                                    15,453           26,366
 Less accumulated depreciation and amortization     (5,563)         (12,381)
                                                    -------          -------
                                                    $9,890          $13,985
                                                    ======          =======

     Depreciation and amortization expense from continuing operations amounted to $928, $838, and $734, for the years ended July 31, 2004, 2003 and 2002, respectively.

(4)  Acquisitions

 Donovan Consulting Group, Inc.

     On August 29, 2001, the Company acquired all of the outstanding stock of Donovan, a Delaware corporation headquartered near Atlanta, Georgia. Donovan is a technical services firm that delivers Wireless LAN solutions to customers nationwide. The acquisition, which was accounted for as a purchase, consisted of a cash payment of $1,500. In connection with the acquisition, the Company assumed approximately $435 of bank debt and $43 of other debt, which were subsequently repaid. Donovan was acquired in order to strengthen the Company's position in the Wireless LAN arena. Donovan allowed the Company to offer total Wireless LAN solutions including state of the art products as well as the services necessary to have those products operate optimally.

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

     In July 2003, the Company closed the operations of Donovan and sold certain assets back to the former owners of Donovan. The operations were closed because the synergies that were anticipated at the time of the purchase did not materialize. As a result, the Company recorded a charge of $2,481 for the impairment of goodwill and write-off of related assets of Donovan, which is included in the loss from operations of discontinued component in the accompanying fiscal 2003 statement of operations.

e.Track Solutions, Inc.

     On November 9, 2001, the Company acquired all of the outstanding stock of e.Track Solutions, Inc. ("e.Track"), a New York corporation headquartered in Pittsford, New York. e.Track is a business and software services firm that delivers business, Internet and information technology solutions to customers nationwide. The acquisition, which has been accounted for as a purchase, consisted of cash payments of $290 (including debt assumed and subsequently repaid). e.Track was acquired in order to allow the Company to offer customers customized software solutions along with the products and services traditionally offered.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2004, 2003 and 2002
                 (in thousands, except share and per share data)


     Operating results of e.Track are included in the consolidated statements of operations from the acquisition date. The estimated fair value of tangible assets and liabilities acquired was $116 and $192, respectively. The excess of aggregate purchase price over the estimated fair value of the tangible net assets acquired was $291. The factors that contributed to the determination of the purchase price and the resulting goodwill include the expectation that the combination of e.Track's highly skilled technical staff, coupled with the Company's financial strength and customer base, will result in significant growth at e.Track. The $291 will not be amortized; however, it will be subject to impairment testing in accordance with SFAS No. 142. e.Track was included in the IT Business sold in fiscal 2004.

     The presentation of supplemental pro forma financial information was omitted as the impact of the acquisitions was deemed immaterial.

(5)  Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consist of the following:

                                                          July 31,
                                                    2004           2003
                                                    ----           ----

     Accounts payable, trade                        $19,070        $21,314
     Accrued salaries and wages                       1,187          1,932
     Customer deposits                                  218            778
     Other accrued expenses                           1,017            728
                                                      -----            ---
                                                    $21,492        $24,752
                                                    =======        =======

         The Company has entered into financing agreements for the purchase of inventory. These agreements are unsecured, generally allow for a 30-day non-interest-bearing payment period and require the Company to maintain, among other things, a certain minimum tangible net worth. In each of the years in the three-year period ended July 31, 2004, the Company has repaid all balances outstanding under these agreements within the non-interest- bearing payment period. Accordingly, amounts outstanding under such agreements of $0 and $2,757 at July 31, 2004 and 2003, respectively, are included in accounts payable and accrued expenses. As of July 31, 2004, under the terms of the agreement, retained earnings available for dividends amounted to approximately $14,300.

(6)  Employee Benefit Plans

         The Company maintains a qualified defined contribution plan with a salary deferral provision, commonly referred to as a 401(k) plan. The Company matches 50% of employee contributions up to three percent of employees' compensation. The Company's contribution related to continuing operations amounted to $115, $120, and $112, for the years ended July 31, 2004, 2003, and 2002, respectively.

         The Company also has a deferred compensation plan that is available to certain eligible key employees. The plan consists of a commitment by the Company to pay a monthly benefit to an employee for a period of ten years commencing no earlier than ten years from such employee's entrance into the plan. The Company has chosen to purchase life insurance policies to provide funding for the majority of these benefits. As of July 31, 2004 and 2003, the Company has recorded an asset (included in other assets) of $183 and $278, respectively, representing the prepaid premiums and cash surrender value of policies owned by the Company and a liability of $98 and $263, respectively, relating to the unvested portion of benefits due under the plan. For the years ended July 31, 2004, 2003 and 2002, the Company recorded income (expense) of $116, $(144), and $(212), respectively, in connection with this plan, a portion of which relates to terminated employees in the IT Business and is included in discontinued operations.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2004, 2003 and 2002
                 (in thousands, except share and per share data)

(7)  Commitments and Contingencies

     Leases

     Through March 2003, the Company leased its warehouse and distribution center as well as its corporate offices and certain sales facilities from entities owned or controlled by shareholders, officers or directors of the Company. In March 2003, the owners sold the properties leased by the Company to an unaffiliated company. In connection with the sale, the Company entered into three fifteen-year leases, each expiring on March 31, 2018, with the new owner. Lease terms include a lower base rent in the first year, annual rent increases of two percent and four five-year renewal options.

     The Company recorded the new leases as capital leases and accordingly, recorded an asset of approximately $8.2 million. The asset is classified in the balance sheet as Property and equipment, net, (see Note 3) and is amortized using the straight-line method over the lease terms and the related obligations are recorded as liabilities.

         The following represents the Company's commitment under capital leases for each of the next five years ended July 31 and thereafter:

                      2005                                            $842
                      2006                                             859
                      2007                                             876
                      2008                                             894
                      2009                                             911
                      2010 and thereafter                            8,706
                                                                     -----
                      Total payments                                13,088
                      Amount representing interest at 7%            (5,159)
                                                                  ---------

                      Obligations under capital leases               7,929
                      Obligations due within one year                 (246)
                                                                 ----------
                      Long-term obligations under capital leases    $7,683
                                                                   =======

     On August 20, 2004, one of the buildings under capital lease was sublet to an unrelated third party for a term expiring February 2018 pursuant to which the subtenant will pay the Company $2,667 of the above total payments under capital leases. In addition, another building was sublet whereby the subtenant will pay $370 of the above lease payments due in fiscal 2005.

     In addition, the Company is obligated under operating lease agreements for sales offices and additional warehouse space. Aggregate rent expense under all these leases from continuing operations amounted to $104, $218 and $277 for the years ended July 31, 2004, 2003, and 2002, respectively.

     The following represents the Company's commitment under operating leases for each of the next five years ended July 31 and thereafter:

                                2005                      $306
                                2006                       525
                                2007                       521
                                2008                       246
                                2009                         -
                          Thereafter                         -
                                                         -----
                                                        $1,598
                                                        ======

Litigation

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based on advice from its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2004, 2003 and 2002
                 (in thousands, except share and per share data)



 (8)   Line of Credit

     In July 1998, the Company entered into a revolving credit facility with its banks, which was revised in June, 1999 to change participating banks. Under the terms of the facility, the Company may borrow up to a maximum of $15,000. Borrowings under the facility bear interest at variable interest rates based upon several options available to the Company. The facility requires the Company to maintain certain financial ratios and covenants. At July 31, 2004, the Company was not in compliance with all the financial ratios and covenants that it is required to maintain. The Company received a waiver waiving its requirements from its banks for the period ended July 31, 2004. As of July 31, 2004, there was no balance outstanding under this agreement, which expires on January 31, 2005.

 (9)  Income Taxes

         The provision (benefit) for income taxes for the years ended July 31, 2004, 2003 and 2002 consists of the following:

                                                        2004              2003             2002
                                                        ----              ----             ----

              Current
                  Federal                               $    -         $(1,195)            $325
                  State                                    166             317              180
                                                           ---             ---              ---

                                                           166            (878)             505
                                                           ---            ----              ---
              Deferred
                  Federal                               (1,322)           (102)              70
                  State                                   (205)            (52)              25
                                                          ----             ---               --

                                                        (1,527)           (154)              95
                                                        ------            ----               --

                                                       $(1,361)        $(1,032)            $600
                                                        =======         =======             ===

         The difference between the Company's effective income tax rate and the statutory rate is as follows, for the years ended July 31,:

                                                          2004            2003             2002
                                                          ----            ----             ----                 -

              Income taxes (benefit) at statutory rate $(1,306)        $(1,231)            $524
              State taxes, net of federal benefit         ( 96)            209              114
              Other                                         41             (10)             (38)
                                                            --             ---              ---

                                                       $(1,361)        $(1,032)            $600
                                                       =======         =======             ====

              The income tax provision (benefit) is presented in the statements of operations as follows:

                                                          2004            2003             2002
                                                          ----            ----             ----
              Income tax provision for
                 continuing operations                  $1,490          $1,775           $2,054
              Income tax benefit from
                discontinued operations                 (2,851)         (2,807)          (1,454)
                                                        -------         -------          -------
                                                       $(1,361)        $(1,032)            $600
                                                         ======         =======             ===

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2004, 2003 and 2002
                 (in thousands, except share and per share data)


         The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset at July 31, 2004 and 2003 were as follows:

                                                    2004             2003
                                                    ----             ----
      Deferred tax assets (liabilities):
        Allowance for doubtful accounts             $1,139             $583
        Deferred compensation                          555              605
        Net operating loss carryforwards             1,020              223
        Depreciation                                   441              162
        Other                                         (148)            (132)
                                                      ----             ----

                                                     3,007            1,441
      Less: Valuation Allowance                        (67)             (81)
                                                       ---               ---
         Net deferred tax asset                     $2,940           $1,360
                                                     =====            =====

     As of July 31, 2004, the Company has a Federal net operating loss carryforward of approximately $2,430 which expires in 2020 to 2024.

     Excluding a valuation allowance of $67 and $81 as of July 31, 2004 and 2003, respectively, related to net operating loss carryforwards subject to
Section 382 limitations, a valuation allowance has not been provided in connection with all other deferred tax assets since the Company believes, based upon its long history of profitable continuing operations, that it is more likely than not that such deferred tax assets will be realized.

 (10)  Related Party Transactions

     Through March 2003, the Company leased its warehouse and distribution center as well as its corporate offices and certain sales facilities from entities owned or controlled by shareholders, officers or directors of the Company. In March 2003, the owners sold the properties leased by the Company to an unaffiliated company. In connection with the sale, the Company entered into three fifteen-year leases, each expiring on March 31, 2018, with the new owner. Lease terms include a lower base rent in the first year, annual rent increases of two percent and four five-year renewal options. Rent expense paid to the former owners for these facilities aggregated $0, $610, and $932, for the years ended July 31, 2004, 2003 and 2002, respectively.

     The Company paid legal fees to a law firm in which a director of the Company is a partner. Such fees amounted to approximately $555, $257, and $208, including disbursements, in the fiscal years ended July 31, 2004, 2003 and 2002, respectively.

     During the fiscal years ended July 31, 2004, 2003 and 2002 the Company received approximately $303, $164, and $45, respectively, in revenue from a company controlled by a director of the Company.

     On May 20, 2002 the Company loaned its chief executive officer approximately $965 bearing an interest rate of 2.00%. On May 30, 2002, the Company's chief executive officer repaid $585 of the loan and the remainder of the loan was repaid on July 18, 2002 plus accrued interest.

     In the ordinary course of its business with customers and vendors, the Company utilizes a restaurant owned by a member of the chief executive officer's family for catering, dining and entertainment services. During the years ended July 31, 2004, 2003 and 2002 the Company paid approximately $42, $49, and $109, respectively, for such services.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2004, 2003 and 2002
                 (in thousands, except share and per share data)

 (11)  Shareholders' Equity

      Stock Option Plan

     Under the Company's Amended and Restated 1996 Incentive and Non-Incentive Stock Option Plan as amended, (the "Plan"), which was approved by the Company's shareholders in October 1996, an aggregate of 2,600,000 shares of common stock are reserved for issuance upon exercise of options thereunder. Under the Plan, incentive stock options, as defined in section 422 of the Internal Revenue Code of 1986, as amended, may be granted to employees and non-incentive stock options may be granted to employees, directors and such other persons as the Board of Directors may determine, at exercise prices equal to at least 100% (with respect to incentive stock options) and at least 85% (with respect to non-incentive stock options) of the market value of the common stock on the date of grant. In addition to selecting the optionees, the Board of Directors will determine the number of shares of common stock subject to each option, the term of each stock option up to a maximum of ten years (five years for certain employees for incentive stock options), the time or times when the stock option becomes exercisable, and otherwise administer the Plan. Generally, incentive stock options expire three months from the date of the holder's termination of employment with the Company other than by reason of death or disability. Options may be exercised with cash or common stock previously owned for in excess of six months. The following table summarizes stock option activity:

                                                                     Weighted
                                                                     Average
                                                Options              Exercise
                                                Outstanding          Price

         Balance July 31, 2001                   899,084               $3.95

           Granted                                81,800               $2.55
           Exercised                                   -                   -
           Cancelled                             (55,800)              $4.07
                                                 -------
         Balance July 31, 2002                   925,084               $3.81

           Granted                               665,250               $1.92
           Exercised                                   -                   -
           Cancelled                            (288,584)              $3.51
                                               ---------
         Balance July 31, 2003                 1,301,750               $2.91

           Granted                                68,000               $2.46
           Exercised                            (173,286)              $3.23
           Cancelled                             (77,650)              $3.25
                                                --------
         Balance July 31, 2004                 1,118,814               $2.81
                                               =========

     At July 31, 2004, options with the following ranges of exercise prices were outstanding:

                                        Options Outstanding                      Options Currently Exercisable
     Range of                           -------------------                       -----------------------------
     Exercise                                         Weighted Average                         Weighted Average
     Prices            Number    Exercise Price          Remaining life         Number         Exercise Price
     ------            ------    ---------------         --------------         ------         --------------
     $1.84 - $2.29     570,250         $1.89              8 Yrs.                183,333           $1.98
     $2.30 - $3.75     193,367         $2.87              6 Yrs.                106,566           $3.06
     $3.76 - $4.00     202,847         $3.86              3 Yrs                 202,847           $3.86
     $4.01 - $5.69     152,350         $4.77              5 Yrs.                152,350           $4.77
                       -------                                                  -------
     $1.84 - $5.69   1,118,814         $2.81              6 Yrs.                645,096           $3.41
                     =========                                                  =======

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2004, 2003 and 2002
                 (in thousands, except share and per share data)


     All options granted expire ten years from the date of grant except for options granted to directors, which expire five years from the date of grant.

     There are 50,000 options that were repriced subsequent to their date of grant for which the Company is applying variable accounting. The related equity based compensation expense was $43 in fiscal 2004.

(12)  Major Customer and Vendors and Concentration of Credit Risk

     The Company sells products and provides services to customers in the United States.

     The Company's top three vendors accounted for approximately 31%, 15%, and 14%, respectively, of total product purchases from continuing operations for the year ended July 31, 2004. The Company's top three vendors accounted for approximately 25%, 12%, and 11%, respectively, of total product purchases from continuing operations for the year ended July 31, 2003. The Company's top two vendors accounted for approximately 25% and 25%, respectively, of total product purchases from continuing operations for the year ended July 31, 2002.

     At July 31, 2004, one customer accounted for 5% of the Company's accounts receivable. At July 31, 2003, two customers accounted for 12% and 5%, of the Company's accounts receivable. For the fiscal years ended July 31, 2004, 2003 and 2002, no one customer accounted for more than 10% of total revenue.

(13)  Impact of Recently Issued Accounting Standards

     The FASB recently issued an exposure draft of a standard requiring stock-based employee compensation to be recorded as a charge to earnings, which would be effective for the Company commencing August 1, 2005. The Company will continue to monitor the FASB's progress on the issuance of this standard as well as evaluate the Company's position with respect to current guidance.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("Int. No. 46") an interpretation of ARB No. 51. Int. No. 46 addresses consolidation by business enterprises of variable interest entities. Int. No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. Int. No. 46, as revised, applies in the first year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company adopted Int. No. 46 in fiscal 2004, which had no impact on its consolidated financial statements.

     In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, Revenue arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables is not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company adopted EITF 00-21 in fiscal 2004 which did not have a significant impact on the Company's financial position or results of operations.

                 Manchester Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                          July 31, 2004, 2003 and 2002
                 (in thousands, except share and per share data)



(14) Quarterly Results - Continuing Operations (unaudited)

                              Oct. 31     Jan 31     Apr. 30     July 31     Year
                              -------     ------     -------     -------     ----
      2004
   Revenue                       $45,378    $45,117   $42,448     $40,097   $173,040
   Gross profit                    4,734      4,558     3,939       3,455     16,686
   Net income                        844        743       432         265      2,284
   Basic income  per share          0.11       0.09      0.05        0.03       0.28
   Diluted income  per share        0.10       0.09      0.05        0.03       0.28



      2003
   Revenue                       $39,899    $47,204   $36,533     $40,520   $164,156
   Gross profit                    4,553      5,255     3,396       3,280     16,484
   Net income (loss)               1,034      1,466       316        (206)     2,610
   Basic income (loss) per share    0.13       0.18      0.04       (0.03)      0.33
   Diluted income (loss) per share  0.13       0.18      0.04       (0.03)      0.33


         Basic and diluted income (loss) per share for each of the quarters are based on the weighted-average number of shares outstanding in each period. Therefore, the sum of the quarters in a year may not necessarily equal the year's income (loss) per share.

                          Manchester Technologies, Inc.

                 Schedule II - Valuation and Qualifying Accounts
                             (dollars in thousands)

                                        Column C-Additions
                         Column B-           (1)-         (2)-
Column A -               Balance at     Charged to    Charged to       Column D-       Column E-
Description              beginning of   costs and     other            Deductions-     Balance at
                         period         expenses      accounts            (a)          end of period
                         ------         --------      --------            ---          -------------


Allowance for doubtful
accounts

Year ended:

    July 31, 2002          $1,100          $613              -            $757             $956

    July 31, 2003            $956         $1,545             -          $1,075           $1,426

    July 31, 2004          $1,426         $1,933             -            $511           $2,848

(a) Write-off amounts against allowance provided.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                            Manchester Technologies, Inc.

Date:         October  28, 2004             By:     /S/ Barry R. Steinberg
                                            -------------------------------
                                                   Barry R. Steinberg
                                            President, Chief Executive Officer
                                            Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

/S/ Barry R. Steinberg                               Date:   October 28, 2004
   -------------------
Barry R. Steinberg
President, Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)


/S/ Elan Yaish                                       Date:   October 28, 2004
--------------
Elan Yaish,
Chief Financial Officer, Vice President Finance
 and Assistant Secretary
 (Principal Accounting Officer and Principal Financial
   Officer)


/S/ Joel G. Stemple                                  Date:   October 28, 2004
-------------------
Joel G. Stemple
Director


/S/ Joel Rothlein                                    Date:   October 28, 2004
-----------------
Joel Rothlein
Director

/S/ Michael Russell                                   Date:   October 28, 2004
-------------------
Michael Russell
Director

/S/ Bert Rudofsky                                     Date:   October 28, 2004
------------------
Bert Rudofsky
Director

/S/ Julian Sandler                                    Date:   October 28, 2004
------------------
Julian Sandler
Director

/S/ Yacov A. Shamash                                  Date:   October 28, 2004
--------------------
Yacov A. Shamash
Director