Form 10-Q
period 2004-10-31
MANCHESTER TECHNOLOGIES INC
filed 2004-12-14
CIK 1023876

Microsoft Word 10.0.2627;6

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2004

                                       or

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

                                 (631) 951-8100
              (Registrant's telephone number, including area code)

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

                                 [ ] Yes [X] No


As of December 2, 2004 there were 8,296,334 outstanding shares of the registrant's Common Stock.

                 MANCHESTER TECHNOLOGIES, INC. AND SUBSIDIARIES



                                Table of Contents

PART I.            FINANCIAL INFORMATION                                   Page
-------            ---------------------                                   ----

Item 1.            Condensed Consolidated Balance Sheets as of
                          October 31, 2004 (unaudited) and July 31, 2004     3

                   Condensed Consolidated Statements of Income for the
                          Three Months Ended October 31, 2004 and
                          2003 (unaudited)                                   4

                   Condensed Consolidated Statements of Cash Flows for the
                          Three Months Ended October 31, 2004 and
                          2003 (unaudited)                                   5

                   Notes to Unaudited Condensed Consolidated
                          Financial Statements                               6

Item 2.            Management's Discussion and Analysis of Financial
                          Condition and Results of Operations               10

Item 3.            Quantitative and Qualitative Disclosures About
                          Market Risk                                       19

Item 4.            Controls and Procedures                                  19


PART II.           OTHER INFORMATION



Item 6.            Exhibits and Reports                                     20

                         PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                 Manchester Technologies, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                              October 31, 2004     July 31, 2004
                                                                                 (Unaudited)       -------------
                                Assets                                           -----------


Current assets:
     Cash and cash equivalents                                                   $20,933               $16,881
     Accounts receivable, net of allowance for doubtful accounts
        of $1,772 and $2,848, respectively                                        22,207                15,530
     Inventory                                                                    12,922                20,301
     Deferred income taxes                                                         1,212                 1,212
     Prepaid taxes                                                                   630                   916
     Prepaid expenses and other current assets                                     1,196                 1,266
                                                                                   -----                 -----
                      Total current assets                                        59,100                56,106

Property and equipment, net                                                        9,699                 9,890
Goodwill, net                                                                      3,735                 3,735
Deferred income taxes                                                              1,728                 1,728
Other assets                                                                          97                   183
                                                                                 -------               -------

                      Total assets                                               $74,359               $71,642
                                                                                  ======                ======


                          Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                                       $21,439               $21,492
     Current portion of capital lease obligations                                    255                   246
                                                                                --------              --------

                      Total  current liabilities                                  21,694                21,738


Deferred compensation payable                                                         98                    98
Capital lease obligations, net of current portion                                  7,615                 7,683
                                                                                   -----                 -----

                                Total liabilities                                 29,407                29,519
                                                                                  ------                ------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; 5,000 shares
        authorized, none issued                                                        -                     -
     Common stock, $.01 par value; 25,000 shares
        authorized, 8,290 and 8,163 shares issued
        and outstanding                                                               83                    82
     Additional paid-in capital                                                   20,077                19,597
     Retained earnings                                                            24,792                22,444
                                                                                  ------                ------

                      Total shareholders' equity                                  44,952                42,123
                                                                                  ------                ------

                      Total liabilities and shareholders' equity                 $74,359               $71,642
                                                                                  ======                ======

See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                         Three months ended
                                                                     October 31,        October 31,
                                                                         2004              2003
                                                                         ----              ----
Revenue                                                                $46,881             $45,378

Cost of revenue                                                         40,849              40,644
                                                                        ------              ------

     Gross profit                                                        6,032               4,734

Selling, general and administrative expenses                             3,129               3,340
                                                                         -----            --------

     Income from operations                                              2,903               1,394

Interest and other income (expense), net                                    15                 (20)
                                                                         -----           ----------

     Income from continuing operations
       before income taxes                                               2,918               1,374

Income tax provision                                                     1,167                 530
                                                                         -----             -------

     Income from continuing operations                                   1,751                 844
                                                                         -----                 ---

Discontinued operations
Income (loss) from operations of discontinued component                    995                (855)
Income tax (provision) benefit                                            (398)                322
                                                                          -----                ---

Income (loss) from discontinued operations                                 597                (533)
                                                                           ---                ----

Net income                                                              $2,348                $311
                                                                         =====                 ===

Income per share from continuing operations
    Basic                                                               $0.21               $0.11
                                                                        =====               =====
    Diluted                                                             $0.21               $0.10
                                                                        =====               =====


Loss per share from discontinued operations
     Basic                                                              $0.07              $(0.07)
                                                                         ====              ======
     Diluted                                                            $0.07              $(0.07)
                                                                         ====              ======

Net income per share
     Basic                                                              $0.29               $0.04
                                                                        =====               =====
     Diluted                                                            $0.28               $0.04
                                                                        =====               =====

Weighted average shares outstanding
     Basic                                                               8,226               7,990
                                                                         =====               =====
     Diluted                                                             8,434               8,251
                                                                         =====               =====

See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                            Three months ended
                                                                        October 31,    October 31,
                                                                         2004             2003
                                                                         ----             ----

Cash flows from operating activities:
   Net income                                                         $   2,348           $   311
   Income from discontinued operations                                      597
                                                                            ---
   Income from continuing operations                                      1,751

   Adjustments to reconcile net income to net cash from
    operating activities:
      Depreciation and amortization                                         263               609
      Provision for doubtful accounts                                        51               283
      Equity based compensation expense                                      15                 -
      Tax benefits from exercise of stock options                            29                 -
      Change in assets and liabilities, net of the effects of
        discontinued operations in 2004:
        Accounts receivable                                              (8,261)            1,163
        Inventory                                                         7,379               689
        Prepaid  taxes                                                      286               300
        Prepaid expenses and other current assets                            70               280
        Other assets                                                         86                51
        Accounts payable and accrued expenses                             1,340            (1,142)
        Deferred service contract revenue                                     -               136
                                                                       --------           -------
             Net cash provided by continuing operations                   3,009             2,680
             Net cash provided by discontinued operations                   737                 -
                                                                         ------          --------
             Net cash provided by operating activities                    3,746             2,680
                                                                          -----            ------
Cash flows from investing activities:
      Capital expenditures                                                  (72)             (515)
                                                                            ----           -------
           Net cash used in investing activities                            (72)             (515)
                                                                            ----           -------

Cash flows from financing activities:
      Payments on capital lease obligations                                 (59)              (51)
      Proceeds from exercise of stock options                               437                 -
                                                                            ---            ------

           Net cash provided by (used in) financing activities              378               (51)
                                                                            ---            -------
Net increase in cash and cash equivalents                                 4,052             2,114
Cash and cash equivalents at beginning of period                         16,881             8,553
                                                                         ------            ------
Cash and cash equivalents at end of period                              $20,933           $10,667
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

 1.    Business and Basis of Presentation

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

     The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended July 31, 2004. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. The results of operations for the three month period ended October 31, 2004 are not necessarily indicative of the results to be expected for future interim periods or the entire year.

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

2.      Discontinued Operations

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

     In the fourth quarter of fiscal 2004, the Company accrued $1,016 of employee severance and other employee costs associated with the discontinued IT Business. As of October 31, 2004 approximately $150 of the employee severance and other employee costs and $328 of amounts payable to ePlus, inc. for assumed service contracts were included in accounts payable and accrued expenses which will be paid in fiscal 2005, ending July 31, 2005.

         In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations from the end-user information technology fulfillment and professional services business have been recorded as discontinued operations in the accompanying consolidated statements of income. The revenue from discontinued operations was $0 and $29,322 for the three months ended October 31, 2004 and 2003, respectively. The pre-tax income (loss) from operations of the discontinued component was $995 and $(855), for the three months ended October 31, 2004 and 2003, respectively. The 2004 pre-tax income resulted from recoveries of previously written off accounts receivable related to the discontinued IT Business.

         The presentation of the statement of operations for the three months ended October 31, 2003 has been reclassified to reflect discontinued operations. The statement of cash flows for the three months ended October 31, 2003 has not been reclassified to reflect discontinued operations.

3.        Net Income Per Share

         Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. Stock options representing approximately 50,000 and 542,500 shares for the three months ended October 31, 2004 and 2003, respectively, have been excluded from the calculation of diluted net income per share as they are antidilutive. The following table reconciles the denominators of the basic and diluted per share computations. For each period, the numerator is the net income from continuing operations and the per share amounts below represent income per share from continuing operations.

                                                        Three months ended
                                              October 31, 2004         October 31, 2003
                                              ----------------         ----------------
                                                      Per share                  Per share
                                         Shares       amount        Shares        amount
      Basic                              8,226,000      $0.29       7,990,000       $0.11
                                                         ====                        ====
      Effect of dilutive options           208,000                    261,000
                                           -------                 ----------

      Diluted                            8,434,000      $0.28       8,251,000       $0.10
                                         =========       ====       =========       =====

4.       Accounting for Stock-Based Compensation

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

     The Company applies the intrinsic value method as outlined in APB 25, and related interpretations in accounting for stock options granted. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Since the Company has issued all stock option grants at market value, no compensation cost has been recognized at the time of the grant. SFAS 123 requires that the Company provide pro forma information regarding net income (loss) and net income (loss) per share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The following table illustrates the effect on net income and income per share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented.

                                                                               Three Months Ended
                                                                     October 31, 2004   October 31, 2003
                                                                     ----------------   ----------------

      Net income, as reported                                           $2,348              $   311
      Add:  Stock  based compensation expense
          included in net income, net of related tax effects                 9                    -
      Deduct:  Total stock-based  employee compensation
        expense determined under fair value  method for all
        awards, net of  related tax effects                               (125)                (166)
                                                                          -----              -------

      Net income - pro forma                                            $2,232              $   145
                                                                         =====               ======


      Net income per share:
       Basic - as reported                                               $0.29              $ 0.04
                                                                          ====               =====

       Basic - pro forma                                                 $0.27              $ 0.02
                                                                          ====               =====

       Diluted - as reported                                             $0.28              $ 0.04
                                                                          ====                ====

       Diluted - pro forma                                               $0.26              $ 0.02
                                                                          ====                ====

5.       Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     SFAS No. 142 requires, on an annual basis, that the Company test goodwill and other intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. In making these assumptions and estimates, the Company uses set criteria that are reviewed and approved by various levels of management, and the Company estimates the fair value of its reporting unit by using discounted cash flow analyses.

     Accumulated amortization was approximately $647 at both October 31, 2004 and July 31, 2004. In accordance with SFAS No. 142, no goodwill amortization expense was recorded for the quarters ended October 31, 2004 and 2003.

     As of October 31, 2004 and July 31, 2004, there were no intangible assets, other than goodwill.

6.       Line of Credit

     The Company has available a line of credit with a financial institution in the aggregate amount of $15,000. At October 31, 2004, no amounts were outstanding under this line, which expires on January 31, 2005. The line of credit facility requires the Company to maintain certain financial ratios and covenants. At October 31, 2004, the Company was not in compliance with all the financial ratios and covenants that it is required to maintain. The Company received a waiver of its requirements from its banks as of and for the period ended October 31, 2004.

7.         Subleases

     As part of the sale to ePlus, inc. of the Company's end-user information technology fulfillment and professional services business in May 2004, ePlus, inc. entered into sublease and lease assignment agreements with the Company for up to a one year term with respect to certain of the Company's facilities. In addition, in August 2004 the Company entered into a sublease agreement with an unrelated third party for its office and warehouse space at 40 Marcus Boulevard. The terms of the sublease extend through February 2018 and cover substantially all of the Company's required payments under its lease.

8.     Major Vendors

     The Company's top three vendors accounted for approximately 16%, 15%, and 15% of total product purchases from continuing operations for the three months ended October 31, 2004. The Company's top three vendors accounted for approximately 25%, 14%, and 14% of total product purchases from continuing operations for the three months ended October 31, 2003.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report and with the Company's Annual Report on Form 10-K for the year ended July 31, 2004.

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

E-Commerce

     We utilize a website incorporating an electronic communication system. The site, located at www.electrograph.com allows both existing customers, corporate shoppers and others to find product specifications, compare products and check prices quickly and easily 24 hours a day seven days a week. We have made, and expect to continue to make, significant investments and improvements in our e-commerce capabilities. There can be no assurance that we will be successful in enhancing and increasing our business through our expanded Internet presence.

Discontinued Operations

     On May 28, 2004, the Company sold its IT Business to ePlus, inc., a leading provider of Enterprise Cost Management, in an all cash transaction. The proceeds from the sale of the IT Business were $3,555,000 net of related expenses of $1,445,000. The Company recorded a gain, included in loss from operations of discontinued component in the fiscal 2004, ended July 31, 2004, statement of operations, of approximately $876,000 as a result of the transaction, which represented the excess of the net proceeds over a payable to ePlus, inc. of $469,000 for service contracts they assumed and the $2,210,000 carrying value of the net assets sold, consisting of goodwill of $2,704,000, property and equipment, net of $195,000 and deferred revenue of $689,000. The loss from the operations of the discontinued IT Business was $8,492,000 in fiscal 2004, which included the following charges in the fourth quarter of fiscal 2004 associated with the discontinued IT Business:


          Employee severance and other employee costs          $1,016,000
          Provision for doubtful accounts receivable            1,250,000
          Fixed asset impairments                               2,639,000
          Other                                                    50,000
                                                               ----------

          Total                                                $4,955,000
                                                               ==========

     As of October 31, 2004 approximately $150,000 of the employee severance and other employee costs and $328,000 of amounts payable to ePlus, inc. for assumed service contracts were included in accounts payable and accrued expenses in the accompanying balance sheet located elsewhere in this report, which will be paid in fiscal 2005, ending July 31, 2005.


Risk Factors and Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     This report contains certain forward-looking statements within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which statements are made pursuant to the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are generally identifiable by the use of the words "believes," "intends," "expects," "plans," "anticipates," or similar expressions. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and in good faith, assumed facts or bases almost always vary from the actual results, and differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished, and readers are cautioned not to place undue reliance on any forward-looking statements, which reflect our opinions only as of the date hereof. All of our forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements.

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

     Certain manufacturers offer cooperative advertising and other promotional programs to systems integrators, distributors and computer resellers. We rely on these funds for many of our advertising and promotional campaigns. If manufacturers reduce their level of support for these programs, or discontinue them altogether, we would have to increase our advertising and promotion spending, which may have a material adverse effect on our business, financial condition and results of operations.

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

We Must Rapidly Respond to New Product Offerings and Manage Our Inventory Carefully

     The markets for our products are characterized by rapidly changing technology and frequent introduction of new products. This may render many existing products noncompetitive, less profitable or obsolete. Our continued success will depend on our ability to keep pace with the technological developments of new products and to address increasingly sophisticated customer requirements. Our success will also depend upon our abilities to obtain these new products from present or future manufacturers and vendors at reasonable costs, to educate and train our employees as well as our customers with respect to these new products and to integrate effectively and efficiently these new products into our internal systems. We may not be successful in identifying, developing and marketing product developments or enhancements in response to these technological changes. Our failure to respond effectively to these technological changes may have a material adverse effect on our business, financial condition and results of operations.

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

Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended July 31, 2004 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

Results of Operations

      The following table sets forth, for the periods indicated, information derived from the Company's condensed consolidated statements of income expressed as a percentage of revenue.

                                                              Percentage of Revenue for the
                                                                   Three Months Ended
                                                                        October 31,

                                                                  2004              2003
                                                                  ----              ----
           Revenue                                                  100.0%           100.0%

           Cost of revenue                                           87.1             89.6
                                                                     ----             ----

                Gross profit                                         12.9             10.4
           Selling, general and administrative expenses               6.7              7.4
                                                                      ---              ---

                Income from operations                                6.2              3.1

           Interest and other income (expense), net                   0.0              0.0
                                                                      ---              ---

                Income from continuing operations
                   before income taxes                                6.2              3.0

           Income tax provision                                       2.5              1.2
                                                                      ---              ---

                Income from continuing operations                     3.7              1.9
                                                                      ---              ---

           Discontinued operations
                Income (loss) from operations of discontinued
                  component                                             2.1           (1.9)
                Income tax (provision) benefit                         (0.8)           0.7
                                                                      ------           ---

                Income (loss) on discontinued operations                1.3           (1.2)
                                                                        ---           -----

           Net income                                                 5.0%             0.7%
                                                                      ====             ====

Three Months Ended October 31, 2004 Compared with Three Months Ended October 31, 2003

     Revenue. Revenue increased by $1.5 million or 3% to $46.9 million for the three months ended October 31, 2004 from $45.4 million for the three months ended October 31, 2003. The increase in revenue is primarily a result of increased sales of display technology solutions of approximately 12% as a result of an increase in unit sales partially offset by a decrease in average selling prices of large screen flat panel displays. In addition, sales of computer hardware to dealers and systems integrators decreased by approximately 41% compared to last year as a result of the Company's inability to procure products for this line of its business.

     Gross Profit. Cost of revenue includes the direct costs of products sold and freight. All other operating costs are included in selling, general and administrative expenses. Gross profit increased by $1.3 million or 27%, from $4.7 million for the three months ended October 31, 2003 to $6.0 million for the three months ended October 31, 2004 and as a percentage of revenue, gross profit increased from 10.4% for the three months ended October 31, 2003 to 12.9% for the three months ended October 31, 2004. The increase in gross profit percentage is primarily attributable to special product offerings received from manufacturers with higher margins due to volume discounts and other favorable pricing.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $211,000, or 6% from $3.3 million for the three months ended October 31, 2003 to $3.1 million for the three months ended October 31, 2004. The decrease is principally due to decreased bad debt expense of approximately $400,000 as compared to the three months ended October 31, 2003 which period included an expense of $370,000 due to one customer, partially offset by an increase in salaries and other personnel costs of approximately $196,000, reflecting the increase in employee headcount and associated costs with respect to the continuing growth of the display technology business. As a percentage of revenue, selling, general and administrative expenses decreased from 7.4% for the three months ended October 31, 2003 to 6.7% for the three months ended October 31, 2004.

     Interest and Other Income (Expense), net. Interest and other income (expense), net, increased by approximately $35,000 from an expense of approximately $20,000 for the three months ended October 31, 2003 to income of approximately $15,000 for the three months ended October 31, 2004. The amount for the three months ended October 31, 2003 included approximately $88,000 of interest expense related to the interest portion of the capital leases entered into by the Company in March 2003 offset by interest income of approximately $68,000 earned on the Company's cash investments. The amount for the three months ended October 31, 2004 included $151,000 of interest expense related to the interest portion of the capital leases and interest income of approximately $166,000 earned on the Company's cash investments which had higher average balances than during the prior year period.

     Income Tax Provision. Our effective tax rate was 40.0% for the three months ended October 31, 2004 and 38.6% for the three months ended October 31, 2003.

     Discontinued Operations. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations for the end-user information technology fulfillment and professional services business have been recorded as discontinued operations in the accompanying consolidated statements of income. The net income (loss) from discontinued operations was $597,000 and $(533,000) for the three months ended October 31, 2004 and 2003, respectively. The income in the 2004 period resulted from a recovery of accounts receivable related to the IT Business. The statement of operations for the period ended October 31, 2003 has been reclassified to present discontinued operations.

Liquidity and Capital Resources

Working Capital

     Our primary source of cash and cash equivalents has been internally generated working capital from profitable operations. The Company's working capital at October 31, 2004 and July 31, 2004 was approximately $37.4 million and $34.4 million, respectively.

Cash Flows

     Operating activities for the three months ended October 31, 2004 and 2003, provided cash of approximately $3.7 million and $2.7 million, respectively. Discontinued operations provided cash of approximately $737,000 in the three months ended October 31, 2004 primarily resulting from the collection of retained receivables net of payments of accounts payable of the IT Business. Our accounts receivable and accounts payable balances, as well as our inventory balances, can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. The increase in accounts receivable during the 2004 period of approximately $8.3 million and the decrease in inventory of approximately $7.4 million in the period, is a result of the increase in sales in the period, as well as no additional inventory purchases related to special product offerings received from manufacturers during the period which had occurred and increased inventory balances during fiscal 2004.

     Investing activities for the three months ended October 31, 2004 and 2003 used cash of approximately $72,000 and $515,000, respectively. These amounts consisted solely of additions to property and equipment.

     Financing activities for the three months ended October 31, 2004 and 2003 provided (used) cash of approximately $378,000 and $(51,000), respectively. For the three months ended October 31, 2004, this amount consisted of proceeds from the exercise of stock options of approximately $437,000 partially offset by $59,000 of payments on capitalized lease obligations. For the three months ended October 31, 2003 this amount consisted solely of payments on capitalized lease obligations.

Line of Credit

     We have available a line of credit with a financial institution in the aggregate amount of $15.0 million. At October 31, 2004, no amounts were outstanding under this line which expires on January 31, 2005. The line of credit facility requires the Company to maintain certain financial ratios and covenants. At October 31, 2004, the Company was not in compliance with all the financial ratios and covenants that it is required to maintain in connection with its line of credit. The Company received a waiver waiving its requirements from its bank for the period ended October 31, 2004.

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

     As part of the sale to ePlus, inc. of the Company's end-user information technology fulfillment and professional services business in May 2004, ePlus, inc. entered into sublease and lease assignment agreements with the Company for up to a one year term with respect to certain of the Company's facilities. In addition, in August 2004 the Company entered into a sublease agreement with an unrelated third party for its office and warehouse space at 40 Marcus Boulevard. The terms of the sublease extend through February 2018 and cover substantially all of the Company's required payments under its lease. There are no other transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect liquidity or the availability of, or requirements for, capital resources.

     The following table represents the Company's financial commitments as of October 31, 2004 without taking into account any sublease rental income:

                                               Less than        1 - 3              4 - 5         After
                                 Total         1 Year           Years              Years           5 Years
                                 -------------------------------------------------------------------------
                                                                                                 (in thousands)
       Capital leases              $7,870          $255          $1,003           $905            $5,707
       Operating leases             1,644           417           1,227              -                 -
                                    -----         -----           -----            ---          --------

       Total                       $9,514          $672          $2,230           $905            $5,707
                                    =====           ===           =====            ===             =====

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

Impact of Recently Issued Accounting Standards

     The FASB recently issued a proposed accounting standard that would require stock-based employee compensation to be recorded as a charge to earnings effective with the first annual or interim period beginning after June 15, 2004. The Company will continue to monitor the progress of the issuance of this standard as well as evaluate the impact on the Company.


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


ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     As of the  end  of  the  period  covered  by  this  report,  the  Company's management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

(b) Changes in Internal Controls

     There was no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     32.1 - Certification by Barry R. Steinberg, Chief Executive Officer and Elan Yaish, Chief Financial Officer, Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

1. Form 8-K/A filed August 11, 2004 disclosing pro forma financial information omitted from the Current Report on Form 8-K filed on June 10, 2004 regarding the sale of the Company's IT Business to ePlus, inc.
2. Form 8-K filed October 29, 2004 disclosing Press Release dated October 28, 2004 reporting earnings for the fourth quarter and fiscal year ended July 31, 2004.

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



                                        MANCHESTER TECHNOLOGIES., INC.
                                        (Registrant)


DATE:   December 13, 2004                /S/ Barry R. Steinberg
                                         ---------------------------------------
                                        Barry R. Steinberg
                                        President and Chief Executive Officer



DATE:   December 13, 2004               /S/ Elan Yaish
                                        ----------------------------------------

                                        Elan Yaish
                                        Vice President Finance
                                        and Chief Financial Officer