Form 10-Q
period 2005-01-31
MANCHESTER TECHNOLOGIES INC
filed 2005-03-14
CIK 1023876

Microsoft Word 10.0.2627;17


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2005

                                                               or

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

                               50 Marcus Boulevard
                            Hauppauge, New York 11788
              (Address of registrant's principal executive offices)

                                 (631) 951-8100
              (Registrant's telephone number, including area code)


             (Former Name, Former Address and Former Fiscal Year if
                           Changed Since Last Report)

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

                                 [ ] Yes [X] No


As of March 3, 2005 there were 8,440,948 outstanding shares of the registrant's Common Stock.

                 MANCHESTER TECHNOLOGIES, INC. AND SUBSIDIARIES



                                Table of Contents

PART I. FINANCIAL INFORMATION                                             Page
-----------------------------                                             ----

Item 1.   Condensed Consolidated Balance Sheets as of
             January 31, 2005  (unaudited) and July 31, 2004                 3

          Condensed Consolidated Statements of Income for the
             Three Months  and Six Months Ended
             January 31, 2005 and 2004 (unaudited)                           4

          Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended January 31, 2005 and 2004 (unaudited)          5

          Notes to Unaudited Condensed Consolidated Financial Statements     6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        17

Item 4.   Controls and Procedures                                           17


PART II.  OTHER INFORMATION


 Item 6.  Exhibits                                                          18

PART I - FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

                 Manchester Technologies, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                  January 31, 2005  July 31, 2004
                                                                                      (Unaudited)    ------------
                                                                                      -----------
                                              Assets
                                              ------
Current assets:
     Cash and cash equivalents                                                        $17,399         $16,881
     Accounts receivable, net of allowance for doubtful accounts
        of $1,420 and $2,848, respectively                                             14,848          15,530
     Inventory                                                                         18,566          20,301
     Deferred income taxes                                                              1,212           1,212
     Prepaid taxes                                                                        655             916
     Prepaid expenses and other current assets                                          1,066           1,266
                                                                                        -----           -----
                      Total current assets                                             53,746          56,106

Property and equipment, net                                                             9,505           9,890
Goodwill, net                                                                           3,735           3,735
Deferred income taxes                                                                   1,728           1,728
Other assets                                                                              105             183
                                                                                       ------         -------

                      Total assets                                                    $68,819         $71,642
                                                                                       ======          ======


                          Liabilities and Shareholders' Equity
                          ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                            $14,869         $21,492

     Current portion of capital lease obligations                                         260             246
                                                                                      -------        --------

                      Total  current liabilities                                       15,129          21,738


Deferred compensation payable                                                              98              98
Capital lease obligations, net of current portion                                       7,551           7,683
                                                                                        -----           -----

                                Total liabilities                                      22,778          29,519
                                                                                       ------          ------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; 5,000 shares
        authorized, none issued                                                             -               -
     Common stock, $.01 par value; 25,000 shares
        authorized, 8,428 and 8,163 shares issued
        and outstanding                                                                    84              82
     Additional paid-in capital                                                        20,913          19,597

     Retained earnings                                                                 25,044          22,444
                                                                                       ------          ------

                      Total shareholders' equity                                       46,041          42,123
                                                                                       ------          ------

                      Total liabilities and shareholders' equity                      $68,819         $71,642
                                                                                       ======          ======

See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                  Three months ended January 31,   Six months ended January 31,
                                                          2005          2004           2005           2004
                                                          ----          ----           ----           ----

Revenue                                                  $39,289      $45,117        $86,170        $90,495
Cost of revenue                                           34,408       40,559         75,257         81,203
                                                          ------       ------         ------         ------
       Gross profit                                        4,881        4,558         10,913          9,292

Selling, general and
    administrative expenses                                4,580        3,246          7,709          6,586
                                                           -----        -----          -----          -----

       Income from operations                                301        1,312          3,204          2,706

Interest and other income (expense), net                     118          (75)           133            (95)
                                                             ---          ----           ---            ---
       Income from continuing operations
            before income taxes                              419        1,237          3,337          2,611
Income tax provision                                         167          494          1,334          1,024
                                                             ---          ---          -----          -----
       Income from continuing operations                     252          743          2,003          1,587
                                                             ---          ---          -----          -----
Discontinued operations
       Income (loss) from operations
            of discontinued component                          -         (745)           995         (1,600)
       Income tax (provision) benefit                          -          297           (398)           619
                                                            ----          ---           -----           ---

       Income (loss) from discontinued operations              -         (448)           597           (981)
                                                            ----         -----           ---           -----
Net income                                                  $252        $ 295         $2,600         $  606
                                                             ===          ===          =====          =====
Income per share from continuing operations
   Basic                                                   $0.03        $0.09          $0.24          $0.20
                                                            ====         ====           ====           ====
   Diluted                                                 $0.03        $0.09          $0.24          $0.19
                                                            ====         ====           ====           ====

Income (loss) per share from discontinued operations
    Basic                                                   $  -       $(0.06)         $0.07         $(0.12)
                                                             ===         =====          ====          ======
    Diluted                                                 $  -       $(0.06)         $0.07         $(0.12)
                                                             ===         =====          ====          ======

Net income per share
   Basic                                                   $0.03        $0.04          $0.31          $0.08
                                                            ====         ====           ====           ====
   Diluted                                                 $0.03        $0.04          $0.31          $0.07
                                                            ====         ====           ====           ====

Weighted average  shares outstanding
     Basic                                                 8,364        7,990          8,295          7,990
                                                           =====        =====          =====          =====
     Diluted                                               8,560        8,299          8,497          8,265
                                                           =====        =====          =====          =====

See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                         Six months ended
                                                                    January 31,    January 31,
                                                                       2005           2004
                                                                       ----           ----


Cash flows from operating activities:
   Net income                                                        $2,600           $ 606
   Income from discontinued operations                                  597
                                                                        ---
   Income from continuing operations                                  2,003

   Adjustments to reconcile net income to net cash
    from operating activities:
       Depreciation and amortization                                    527           1,271
       Provision for doubtful accounts                                  167             295
       Equity based compensation expense                                108              23
       Tax benefits from exercise of stock options                      240               -
       Changes in assets and liabilities, net of the
        effects of discontinued operations in 2005:
        Accounts receivable                                          (1,892)          1,112
        Inventory                                                     1,735          (8,747)
        Prepaid taxes                                                   261            (128)
        Prepaid expenses and other current assets                       200               6
        Other assets                                                     78             101
        Accounts payable and accrued expenses                        (4,337)          1,772
        Deferred service contract revenue                                 -             (60)
                                                                    -------             ----

           Net cash used in continuing operations                      (910)         (3,749)
           Net cash provided by discontinued operations                 718               -
                                                                        ---          ------
            Net cash used in operating activities                      (192)         (3,749)
                                                                       -----         -------
Cash flows from investing activities:
      Capital expenditures                                             (142)           (842)
                                                                        ---            ----
           Net cash used in investing activities                       (142)           (842)
                                                                       -----         -------
Cash flows from financing activities:
      Payments on capital lease obligations                            (118)            (96)
      Proceeds from exercise of stock options                           970               -
                                                                        ---            ----

         Net cash provided by (used in) financing activities            852             (96)
                                                                        ---          -------
Net increase (decrease) in cash and cash equivalents                    518          (4,687)

Cash and cash equivalents at beginning of period                     16,881           8,553
                                                                     ------           -----

Cash and cash equivalents at end of period                          $17,399          $3,866
                                                                     ======           =====

Income taxes paid during the period                                    $ 30           $ 208
                                                                       ====            ====

See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                 (in thousands, except share and per share data)
                                   (Unaudited)

1.       Organization and Basis of Presentation

     Manchester Technologies, Inc. and its subsidiaries ("the Company") is a distributor of display technology solutions and plasma display monitors, through its subsidiary Electrograph Systems, Inc., and computer hardware primarily to dealers and system integrators. As discussed further in Note 2, on May 28, 2004, the Company sold its end-user information technology fulfillment and professional services business (the "IT Business"). Prior to such sale, Manchester specialized in hardware and software procurement, display technology, custom networking, security, IP telephony, remote management, application development/e-commerce, storage, and enterprise and Internet solutions, offering its customers single-source solutions customized to their information systems needs by integrating its analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. Subsequent to such sale, the Company continued distributing display technology solutions and plasma display monitors and computer hardware and no longer provides any professional services. The Company operates in a single segment.

     The  Company  has  entered  into  agreements  with  certain  suppliers  and
manufacturers   that  may  provide  the  Company  favorable  pricing  and  price protection in the event the vendor reduces its prices.

     The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended July 31, 2004. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. The results of operations for the three and six month periods ended January 31, 2005 are not necessarily indicative of the results to be expected for future interim periods or the entire year.

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

2.      Discontinued Operations

     On May 28, 2004, the Company sold its IT Business to ePlus, inc. ("ePlus"), a leading provider of enterprise cost management, in an all cash transaction. The transaction included the sale to ePlus of the customer list of the business and certain related equipment, the assumption by ePlus of certain contracts and liabilities pertaining to the business, and the hiring by ePlus of the majority of the Company's employees involved in the business. The transaction did not include, and the Company retained, the inventory and accounts receivable of the IT Business.

     In the fourth quarter of fiscal 2004, the Company accrued $1,016 of employee severance and other employee costs associated with the discontinued IT Business. As of January 31, 2005 approximately $150 of the employee severance and other employee costs and $141 of amounts payable to ePlus, inc. for assumed service contracts were included in accounts payable and accrued expenses which will be paid in fiscal 2005, which ends July 31, 2005.

     In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations from the end-user information technology fulfillment and professional services business have been recorded as discontinued operations in the accompanying consolidated statements of income. The revenue from discontinued operations was $0 and $34,677 for the three months ended January 31, 2005 and 2004, respectively, and $0 and $63,999 for the six months ended January 31, 2005 and 2004, respectively. The pre-tax income (loss) from operations of the discontinued component was $0 and $(745), for the three months ended January 31, 2005 and 2004, respectively, and $995 and $(1,600) for the six months ended January 31, 2005 and 2004, respectively. The 2005 pre-tax income resulted from recoveries of previously written off accounts receivable related to the discontinued IT Business.

     The presentation of the statement of operations for the three months and six months ended January 31, 2004 has been reclassified to reflect discontinued operations. The statement of cash flows for the six months ended January 31, 2004 has not been reclassified to reflect discontinued operations.

3.        Net Income  Per Share

     Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. As of January 31, 2005 potentially dilutive common stock equivalents consisting of 2,000 outstanding stock options were excluded from the calculation of net income per share. The following table reconciles the denominators of the basic and diluted per share computations. For each period, the numerator is the net income from continuing operations and the per share amounts below represent income per share from continuing operations.

                            Three months ended January 31,                  Six months ended January 31,
                            ------------------------------                  ---------------------------
                                   2005                2004                    2005             2004
                                   ----                ----                    ----             ----
                                  Per share              Per share              Per share          Per share
                        Shares      amount      Shares    amount       Shares   amount    Shares amount
                        ------      ------      ------    ------       ------   ------    ------ ------
                                                (shares in thousands)
         Basic           8,364      $0.03      7,990      $0.09        8,295     $0.24     7,990    $0.20
                                     ====                  ====                   ====               ====

         Effect of
          dilutive
           options         196                   309                     202                 275
                           ---                   ---                     ---                 ---
         Diluted         8,560      $0.03      8,299      $0.09        8,497     $0.24     8,265    $0.19
                         =====       ====      =====       ====        =====      ====     =====     ====

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

     The Company applies the intrinsic value method as outlined in APB 25 and related interpretations in accounting for stock options granted. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Since the Company has issued all stock option grants at market value, no compensation cost has been recognized at the time of the grant. SFAS 123 requires that the Company provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The following table illustrates the effect on net income and net income per share if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented.

                                                 Three Months Ended January 31,  Six Months Ended January 31,
                                                        2005       2004            2005        2004
                                                        ----       ----            ----        ----


      Net income, as reported                           $252       $295          $2,600         $606

      Add: Stock-based compensation
        expense included in net income
        net of related tax effects                        56         14              65           14

      Deduct:  Total stock-based
       employee compensation expense
       determined under fair value
       method for all awards, net of
       related tax effects                              (104)      (120)           (229)        (286)
                                                        -----       ---            -----        -----

      Net income - pro forma                            $204       $189          $2,436         $334
                                                         ===        ===           =====          ===
      Net income  per share:
       Basic - as reported                             $0.03      $0.04           $0.31        $0.08
                                                        ====       ====            ====         ====
       Basic - pro forma                               $0.02      $0.02           $0.29        $0.04
                                                        ====       ====            ====         ====
      Diluted - as reported                            $0.03      $0.04           $0.31        $0.07
                                                        ====       ====            ====         ====

       Diluted - pro forma                             $0.02      $0.02           $0.29        $0.04
                                                        ====       ====            ====         ====

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

     SFAS No. 142 requires that the Company, on an annual basis, test goodwill and other intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. In making these assumptions and estimates, the Company uses set criteria that are reviewed and approved by various levels of management, and the Company estimates the fair value of its reporting unit by using discounted cash flow analyses.

     As of January 31, 2005 and July 31, 2004, the Company had no intangible assets, other than goodwill.

6.       Line of Credit

       The Company has available a line of credit with a financial institution in the aggregate amount of $15,000, which expires on March 18, 2005. At January 31, 2005, no amounts were outstanding under this line. The line of credit facility requires the Company to maintain certain financial ratios and covenants. At January 31, 2005, the Company was not in compliance with all the financial ratios and covenants that it is required to maintain.

7.         Subleases

     As part of the sale to ePlus of the Company's end-user information technology fulfillment and professional services business in May 2004, ePlus entered into sublease and lease assignment agreements with the Company for up to a one year term with respect to certain of the Company's facilities. In addition, in August 2004 the Company entered into a sublease agreement with an unrelated third party for its office and warehouse space at 40 Marcus Boulevard. The terms of the sublease extend through February 2018 and cover substantially all of the Company's required payments under its lease.

8.     Major Vendors

     The Company's top three vendors accounted for approximately 23%, 16%, and 14% of total product purchases from continuing operations for the six months ended January 31, 2005. The Company's top three vendors accounted for approximately 33%, 16%, and 16% of total product purchases from continuing operations for the six months ended January 31, 2004. The Company's top three vendors accounted for approximately 35%, 20% and 16% of total product purchases from continuing operations for the three months ended January 31, 2005. The Company's top three vendors accounted for approximately 36%, 16% and 15% of total product purchases from continuing operations for the three months ended January 31, 2004.

9.       Subsequent Event

     On March 10, 2005, at the Company's annual meeting of shareholders, the Company's shareholders approved the Company's 2005 Incentive Compensation Plan (the "2005 Plan"). The 2005 Plan provides the Company with the flexibility to grant other forms of compensation to its directors, officers, employees, consultants, agents, advisors and third party service providers in addition to that which was formerly available under the Company's Amended and Restated 1996 Incentive and Non-Incentive Stock Option Plan. The 2005 Plan permits the Company to issue up to 1,000,000 shares of common stock for the grant of options, share appreciation rights, restricted shares, restricted share units, performance awards, annual incentive awards and other share based awards and cash-based awards. The 2005 Plan is intended to comply with applicable securities law requirements, permit the performance-based awards to qualify for deductibility under Section 162(m) of the Internal Revenue Code and allow for the issuance of incentive stock options.

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

E-Commerce

     We utilize a website incorporating an electronic communication system. The site, located at www.electrograph.com allows existing customers, corporate shoppers and others to find product specifications, compare products, check prices and purchase products quickly and easily 24 hours a day seven days a week. We have made, and expect to continue to make, significant investments and improvements in our e-commerce capabilities. There can be no assurance that we will be successful in enhancing and increasing our business through our expanded Internet presence.

Discontinued Operations

     On May 28, 2004, the Company sold its IT Business to ePlus, a leading provider of enterprise cost management, in an all cash transaction. The proceeds from the sale of the IT Business were $3,555,000 net of related expenses of $1,445,000. The Company recorded a gain, included in loss from operations of discontinued component in the fiscal 2004 (ended July 31, 2004) statement of operations, of approximately $876,000 as a result of the transaction. This amount represented the excess of the net proceeds over a payable to ePlus of $469,000 for service contracts they assumed and $2,210,000 carrying value of the net assets sold, consisting of goodwill of $2,704,000, property and equipment, net of $195,000 and deferred revenue of $689,000. The loss from the operations of the discontinued IT Business was $8,492,000 in fiscal 2004, which included the following charges in the fourth quarter of fiscal 2004:


          Employee severance and other employee costs               $1,016,000
          Provision for doubtful accounts receivable                 1,250,000
          Fixed asset impairments                                    2,639,000
          Other                                                         50,000
                                                                  ------------

          Total                                                     $4,955,000
                                                                    ==========

     As of January 31, 2005 approximately $150,000 of the employee severance and other employee costs and $141,000 of amounts payable to ePlus, inc. for assumed service contracts were included in accounts payable and accrued expenses in the accompanying balance sheet located elsewhere in this report, which will be paid in fiscal 2005, which ends July 31, 2005.


Disclosure Regarding Forward-Looking Statements

     This report on Form 10-Q contains statements that may constitute forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available information and represent the beliefs of our management. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including, but not limited to, our inability to attract and retain highly skilled sales representatives or technical personnel necessary to maintain our current operations and implement our growth strategies; our inability to maintain good relationships with our vendors and customers; not being successful in our efforts to focus on higher-margin products and services and not being able to rapidly respond to new product offerings; not managing our inventory successfully; being adversely affected by continued intense competition in the technology industry, including competition from competitors with greater resources; being subject to potentially adverse business conditions that our industry is subject to, including, without limitation, pricing pressures involving distribution channels, market consolidation, a potential short supply of products, continued deterioration in average selling prices of personal computers and display technologies, and a decrease in the growth of the display technology market; not being able to identify suitable acquisition candidates and integrate the acquired companies; the risk that our success is highly dependent upon a select group of senior management and that our revenues and operating results are subject to fluctuation from quarter to quarter; the failure of our information technology systems to function properly; and the failure of our actions to enhance shareholder value. For further information on these risks and others affecting us, please see our Annual Report on Form 10-K for the year ended July 31, 2004, and those set forth from time to time in our other filings with the Securities and Exchange Commission (the "SEC"). Each of these documents is on file with the SEC and is available free of charge. Readers of this report are referred to such filings. The forward-looking statements herein speak only as of the date of this report. We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

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

     Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of our accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

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


                                                                                Percentage of Revenue
                                                                   ---------------------------------------------------
                                                                     Three Months Ended             Six  Months Ended
                                                                         January 31,                   January 31,
                                                                     2005             2004        2005          2004
                                                                     ----             -----       ----          -----

           Revenue                                                  100.0%           100.0%      100.0%         100.0%

           Cost of revenue                                           87.6             89.9        87.3           89.7
                                                                     ----             ----        ----           ----

               Gross profit                                          12.4             10.1        12.7           10.3

           Selling, general and
              administrative expenses                                11.7              7.2         8.9            7.3
                                                                     ----              ---         ---            ---

               Income from operations                                 0.8              2.9         3.7            3.0

           Interest and other income (expense), net                   0.3             (0.2)        0.2           (0.1)
                                                                      ---             -----        ---           -----
               Income from continuing operations
                 before income taxes                                  1.1              2.7         3.9            2.9
           Income tax provision                                       0.4              1.1         1.5            1.1
                                                                      ---              ---         ---            ---

               Income from continuing operations                      0.6              1.6         2.3            1.8
                                                                      ---              ---         ---            ---

           Discontinued operations
               Income (loss) from operations of
                  discontinued component                                -             (1.7)        1.2           (1.8)
               Income tax (provision) benefit                           -              0.7        (0.5)           0.7
                                                                     ----              ---        -----           ---

               Income (loss) from discontinued operations               -             (1.0)        0.7           (1.1)
                                                                     ----             -----        ---           -----

           Net income                                                 0.6%             0.7%        3.0%           0.7%
                                                                     ====              ===         ====           ===


Three Months Ended January 31, 2005 Compared with Three Months Ended January 31, 2004

     Revenue. Revenue decreased by $5.8 million or 13% to $39.3 million for the three months ended January 31, 2005 from $45.1 million for the three months ended January 31, 2004. The decrease in revenue is primarily a result of decreased sales of computer hardware to dealers and systems integrators. Such sales decreased by approximately 63% compared to last year as a result of the Company's inability to procure products at previous levels for this line of its business. The Company is currently reviewing its strategy related to this business line. In addition, while unit sales of display technology solutions, primarily large screen flat panel displays, continue to increase, the ongoing decline in average selling prices resulted in a 5% decrease in revenue from the sale of display technology solutions as compared to last year.

     Gross Profit. Cost of revenue includes the direct costs of products sold and freight. All other operating costs are included in selling, general and administrative expenses. Gross profit increased by $300,000 or 7%, from $4.6 million for the three months ended January 31, 2004 to $4.9 million for the three months ended January 31, 2005 and as a percentage of revenue, gross profit increased from 10.1% for the three months ended January 31, 2004 to 12.4% for the three months ended January 31, 2005. The increase in gross profit percentage is primarily attributable to special product offerings received from manufacturers with higher margins, volume discounts from manufacturers and sales of higher margin products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.3 million, or 41% from $3.2 million for the three months ended January 31, 2004 to $4.6 million for the three months ended January 31, 2005. The increase is principally due to an increase in salaries, commissions and other personnel costs of approximately $514,000, reflecting the increase in employee headcount and associated costs with respect to the continuing growth of the display technology business and the increase in gross profit and increased legal and professional costs of approximately $456,000. As a percentage of revenue, selling, general and administrative expenses increased from 7.2% for the three months ended January 31, 2004 to 11.7% for the three months ended January 31, 2005.

     Interest and Other Income (Expense), net. Interest and other income (expense), net, increased by approximately $194,000 from an expense of approximately $76,000 for the three months ended January 31, 2004 to income of approximately $118,000 for the three months ended January 31, 2005. The amount for the three months ended January 31, 2004 included approximately $85,000 of interest expense related to the interest portion of the capital leases entered into by the Company in March 2003 offset by interest income of approximately $9,000. The amount for the three months ended January 31, 2005 included $83,000 of interest expense related to the interest portion of the capital leases and interest income of approximately $201,000 earned on the Company's cash investments which had higher average balances than during the prior year period.

     Income Tax Provision (Benefit). Our effective tax rate was approximately 40% for the three months ended January 31, 2005 and January 31, 2004.

     Discontinued Operations. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations for the end-user information technology fulfillment and professional services business have been recorded as discontinued operations in the accompanying consolidated statements of income. The net income (loss) from discontinued operations was $0 and $(448,000) for the three months ended January 31, 2005 and 2004, respectively. The statement of operations for the period ended January 31, 2004 has been reclassified to present discontinued operations.


     Six Months Ended January 31, 2005 Compared to Six Months Ended January 31, 2004

     Revenue. Revenue decreased by $4.3 million or 5% to $86.2 million for the six months ended January 31, 2005 from $90.5 million for the six months ended January 31, 2004. The decrease in revenue is primarily a result of decreased sales of computer hardware to dealers and systems integrators. Such sales decreased by approximately 54% compared to last year as a result of the Company's inability to procure products at previous levels for this line of its business. The Company is currently reviewing its strategy related to this business line. This decrease was partially offset by increased sales of display technology solutions, primarily large screen flat panel displays, of approximately 3% as compared to last year, due to an increase in unit sales offset somewhat by the ongoing decline in average selling prices.

     Gross Profit. Gross profit increased by $1.6 million or 17%, from $9.3 million for the six months ended January 31, 2004 to $10.9 million for the six months ended January 31, 2005. As a percentage of revenue, gross profit increased from 10.3% for the six months ended January 31, 2004 to 12.7% for the six months ended January 31, 2005. The increase in gross profit percentage is primarily attributable to special product offerings received from manufacturers with higher margins, volume discounts from manufacturers and sales of higher margin products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $1.1 million, or 17% from $6.6 million for the six months ended January 31, 2004 to $7.7 million for the six months ended January 31, 2005. The increase is principally due to an increase in salaries, commissions and other personnel costs of approximately $467,000, reflecting the increase in employee headcount and associated costs with respect to the continuing growth of the display technology business, increased legal and professional costs of approximately $456,000, and increased trade show costs of $257,000. These costs were partially offset by a decrease in bad debt expense of approximately $474,000 as compared to the six months ended January 31, 2004, which period included an expense of $370,000 due to one customer. As a percentage of revenue, selling, general and administrative expenses increased from 7.3% for the six months ended January 31, 2004 to 8.9% for the six months ended January 31, 2005.

     Interest and Other Income (Expense), net. Interest and other income (expense), net, increased by approximately $228,000 from an expense of approximately $95,000 for the six months ended January 31, 2004 to income of approximately $133,000 for the six months ended January 31, 2005. The amount for the six months ended January 31, 2004 included approximately $173,000 of interest expense related to the interest portion of the capital leases entered into by the Company in March 2003 offset by interest income of approximately $78,000 earned on the Company's cash investments. The amount for the six months ended January 31, 2005 included $168,000 of interest expense related to the interest portion of the capital leases and interest income of approximately $301,000 earned on the Company's cash investments which had higher average balances than during the prior year period.

     Income Tax Provision (Benefit). Our effective tax rate was 40.0% and 39.2% for the six months ended January 31, 2005 and January 31, 2004, respectively.

     Discontinued Operations. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations for the end-user information technology fulfillment and professional services business have been recorded as discontinued operations in the accompanying consolidated statements of income. The net income (loss) from discontinued operations was $597,000 and $(981,000) for the six months ended January 31, 2005 and 2004, respectively. The income in the 2005 period resulted from a recovery of accounts receivable related to the IT Business. The statement of operations for the period ended January 31, 2004 has been reclassified to present discontinued operations.

Liquidity and Capital Resources

Working Capital
---------------

       Our primary source of cash and cash equivalents has been internally generated working capital from profitable operations. The Company's working capital at January 31, 2005 and July 31, 2004 was approximately $38.6 million and $34.4 million, respectively.

Cash Flows
----------

       Operating activities for the six months ended January 31, 2005 and 2004, resulted in a decrease in cash of approximately $192,000 and $3.7 million, respectively. Continuing operations used approximately $910,000 of cash in the six months ended January 31, 2005 primarily resulting from payments to reduce accounts payable and accrued expenses of $4.3 million exceeding operating cash flows of $3.4 million principally derived from net income. Discontinued operations provided cash of approximately $718,000 in the six months ended January 31, 2005 primarily resulting from the collection of retained receivables net of payments of accounts payable of the IT Business. Our accounts receivable and accounts payable balances, as well as our inventory balances, can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date.

     Investing activities for the six months ended January 31, 2005 and 2004 used cash of approximately $142,000 and $842,000, respectively. These amounts consisted solely of additions to property and equipment.

     Financing activities for the six months ended January 31, 2005 and 2004 provided (used) cash of approximately $852,000 and $(96,000), respectively. For the three months ended January 31, 2005, this amount consisted of proceeds from the exercise of stock options of approximately $970,000 partially offset by $118,000 of payments on capitalized lease obligations. For the six months ended January 31, 2004 this amount consisted solely of payments on capitalized lease obligations.

Line of Credit

     We have available a line of credit with a financial institution in the aggregate amount of $15.0 million, which expires on March 18, 2005. At January 31, 2005, no amounts were outstanding under this line. The line of credit facility requires the Company to maintain certain financial ratios and covenants. At January 31, 2005, the Company was not in compliance with all the financial ratios and covenants that it is required to maintain. We are currently in the process of negotiating with this financial institution a new line of credit agreement.

Financial Commitments

     We believe that our current balances in cash and cash equivalents, expected cash flows from operations and available borrowings under the line of credit will be adequate to support current operating levels for the foreseeable future, specifically through at least the end of fiscal 2005 which ends on July 31, 2005. The only material commitments for capital expenditures are operating and capital leases for the Company's facilities and certain tangible property. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory, the purchase of equipment, expansion of facilities, as well as the possible opening of new offices and potential acquisitions.

     As part of the sale to ePlus of the Company's end-user information technology fulfillment and professional services business in May 2004, ePlus, inc. entered into sublease and lease assignment agreements with the Company for up to a one year term with respect to certain of the Company's facilities. In addition, in August 2004 the Company entered into a sublease agreement with an unrelated third party for its office and warehouse space at 40 Marcus Boulevard. The terms of the sublease extend through February 2018 and cover substantially all of the Company's required payments under its lease, amounting to approximately $2.8 million. There are no other transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect liquidity or the availability of, or requirements for, capital resources.

     The following table represents the Company's financial commitments as of January 31, 2005 without taking into account any sublease rental income:

                                               Less than        1 - 3              4 - 5         After
                                 Total         1 Year           Years              Years           5 Years
                                 -------------------------------------------------------------------------
                                                                      (in thousands)
       Capital leases              $7,811          $260          $1,036           $932            $5,583
       Operating leases             1,552           467           1,085              -                 -
                                    -----         -----           -----            ---          --------

       Total                       $9,363          $727          $2,121           $932            $5,583
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

Impact of Recently Issued Accounting Standards

     In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment" ("SFAS No. 123 (R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123 (R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant-date fair value of stock options or other equity instruments. SFAS 123 (R) will be effective for quarterly periods beginning after June 15, 2005. While the Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis (see "Note 4 - Accounting for Stock-Based Compensation"), it is currently evaluating the impact this statement will have on its consolidated financial statements.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company believes that this statement will have no effect on its consolidated financial statements.

Inflation

     We do not believe that inflation has had a material effect on our operations.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not exposed to significant market risk. The Company primarily invests its cash in mutual funds consisting primarily of short-term U.S. Government and Government Agency Securities, Municipal Bonds and Corporate Fixed Income securities. Neither a 100 basis point increase nor decrease from current interest rates would have a material effect on the Company's financial position, results of operations or cash flows.


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

      PART II - OTHER INFORMATION

      ITEM 6.     Exhibits

      Exhibits


              31.1  - Certification of Chief Executive Officer, pursuant to
                      Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2  - Certification of Chief Financial Officer, pursuant to
                      Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1  - Certification of Chief Executive Officer pursuant to
                      Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S. C. Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2  - Certification of Chief Financial Officer pursuant to
                      Rule 13a-14(b) under the Securities and Exchange Act of 1934 and 18 U.S. C. Section 1350, as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

                          MANCHESTER TECHNOLOGIES, INC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      MANCHESTER TECHNOLOGIES, INC.
                                      (Registrant)


DATE:   March   14, 2005
                                      /s/ Barry R. Steinberg
                                      ----------------------
                                      Barry R. Steinberg
                                      Chief Executive Officer



DATE:   March  14, 2005
                                      /S/ Elan Yaish
                                      --------------
                                      Elan Yaish
                                      Vice President Finance, Chief Financial
                                       Officer and Assistant Secretary

Form 10q 013105