Form 10-Q
period 2005-04-30
MANCHESTER TECHNOLOGIES INC
filed 2005-06-10
CIK 1023876

Microsoft Word 10.0.2627;25

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2005

                                       or

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

                                 [ ] Yes [X] No


As of June 3, 2005 there were 8,542,448 outstanding shares of the registrant's Common Stock.

                 MANCHESTER TECHNOLOGIES, INC. AND SUBSIDIARIES



                                Table of Contents

PART I.       FINANCIAL INFORMATION                                        Page
-------       ---------------------                                        ----

Item 1.       Condensed Consolidated Balance Sheets as of
                     April 30, 2005 (unaudited) and July 31, 2004             3

              Condensed Consolidated Statements of Income for the
                     Three Months and Nine Months Ended
                        April 30, 2005 and 2004 (unaudited)                   4

              Condensed Consolidated Statements of Cash Flows for the
                     Nine Months Ended April 30, 2005 and 2004 (unaudited)    5

              Notes to Unaudited Condensed Consolidated Financial Statements  6

Item 2.       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk     19

Item 4.       Controls and Procedures                                        19


PART II.      OTHER INFORMATION


 Item 4.      Submission of Matters to a Vote of Security Holders            20
 Item 5.      Other Information                                              20
 Item 6.      Exhibits                                                       21

PART I - FINANCIAL INFORMATION
ITEM 1.   Condensed Consolidated Financial Statements

                 Manchester Technologies, Inc. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                  April 30, 2005      July 31, 2004
                                                                    (Unaudited)       -------------

                        Assets
                        ------
Current assets:
     Cash and cash equivalents                                          $20,476           $16,881
     Accounts receivable, net of allowance for
      doubtful accounts of $1,525 and $2,848, respectively               15,799            15,530
     Inventory                                                           21,166            20,301
     Deferred income taxes                                                1,212             1,212
     Prepaid taxes                                                          655               916
     Prepaid expenses and other current assets                            1,111             1,266
                                                                          -----             -----

                      Total current assets                               60,419            56,106

Property and equipment, net                                               7,487             9,890
Goodwill, net                                                             3,735             3,735
Deferred income taxes                                                     1,728             1,728
Other assets                                                                113               183
                                                                          -----           -------

                      Total assets                                      $73,482           $71,642
                                                                         ======            ======

                          Liabilities and Shareholders' Equity
                          ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                              $20,899           $21,492
     Current portion of capital lease obligations                           213               246
                                                                         ------          --------

                      Total current liabilities                          21,112            21,738

Deferred compensation payable                                                98                98
Capital lease obligations, net of current portion                         5,836             7,683
                                                                          -----             -----

                                Total liabilities                        27,046            29,519
                                                                         ------            ------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; 5,000 shares
        authorized, none issued                                               -                 -
     Common stock, $.01 par value; 25,000 shares
        authorized, 8,542 and 8,163 shares issued
        and outstanding                                                      85                82
     Additional paid-in capital                                          21,293            19,597

     Retained earnings                                                   25,058            22,444
                                                                         ------            ------

                      Total shareholders' equity                         46,436            42,123
                                                                         ------            ------

                      Total liabilities and shareholders' equity        $73,482           $71,642
                                                                         ======            ======

See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                 Three months ended April 30,             Nine months ended April 30,
                                                     2005          2004                       2005                2004
                                                     ----          ----                       ----                ----
Revenue                                            $41,902        $42,448                  $128,072            $132,943

Cost of Revenue                                     36,649         38,509                   111,906             119,712
                                                    ------         ------                   -------             -------
       Gross profit                                  5,253          3,939                    16,166              13,231

Selling, general and
    administrative expenses                          4,608          3,149                    12,317               9,735

Loss on buy-out of capital lease                       666              -                       666                   -
                                                       ---           ----                       ---                ----

       Income (loss) from operations                   (21)           790                     3,183               3,496
Interest and other income (expense), net                46            (70)                      179                (166)
                                                        --            ----                      ---                -----
       Income from continuing operations
           before income taxes                          25            720                     3,362               3,330
Income tax provision                                    11            288                     1,345               1,312
                                                        --           ----                     -----               -----
Income from continuing operations                       14            432                     2,017               2,018
                                                        --           ----                     -----               -----

Discontinued operations
       Income (loss) from operations of
           discontinued component                        -           (714)                      995              (2,314)
       Income tax (provision) benefit                    -            285                      (398)                905
                                                      ----            ---                      ----              ------

       Income (loss)  from discontinued operations       -           (429)                      597              (1,409)
                                                      ----           -----                      ---              -------

Net income                                            $ 14       $      3                    $2,614            $    609
                                                       ===        =======                     =====             =======

Income per share from continuing operations
   Basic                                             $0.00          $0.05                     $0.24               $0.25
                                                      ====           ====                      ====                ====

   Diluted                                           $0.00          $0.05                     $0.24               $0.24
                                                      ====           ====                      ====                ====

Income loss per share from discontinued operations
   Basic                                             $0.00         $(0.05)                    $0.07              $(0.18)
                                                      ====          =====                      ====               =====

   Diluted                                           $0.00         $(0.05)                    $0.07              $(0.17)
                                                      ====          =====                      ====               =====

Net income per share
   Basic                                             $0.00          $0.00                     $0.32               $0.08
                                                      ====           ====                      ====                ====

   Diluted                                           $0.00          $0.00                     $0.31               $0.07
                                                      ====           ====                      ====                ====

Weighted average
  shares outstanding

  Basic                                              8,486          8,070                     8,289               8,017
                                                     =====          =====                     =====               =====
  Diluted                                            8,772          8,533                     8,519               8,364
                                                     =====          =====                     =====               =====

See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                           Nine months ended
                                                                                     April 30,          April 30,
                                                                                       2005                2004
                                                                                       ----                ----

Cash flows from operating activities:
   Net income                                                                       $2,614              $    609
  (Income) loss from discontinued operations                                          (597)                1,409
                                                                                      -----                -----
   Income from continuing operations                                                 2,017                 2,018

   Adjustments to reconcile net income to net cash from operating activities:
       Depreciation and amortization                                                   777                 1,315
       Provision for doubtful accounts                                                 305                   489
       Equity based compensation expense                                                53                    24
       Loss on buyout of capital lease                                                 666                     -
       Tax benefit from exercise of stock options                                      290                     -

      Changes in assets and liabilities, net of effects of discontinued
operations:
        Accounts receivable                                                         (3,389)                1,331
        Inventory                                                                     (865)              (16,200)
        Prepaid income taxes                                                           261                 1,662
        Prepaid expenses and other current assets                                      155                     6
        Other assets                                                                    70                   144
        Accounts payable and accrued expenses                                        1,984                15,551
        Deferred service contract revenue                                                -                  (666)
                                                                                  --------                   ----

           Net cash provided by continuing operations                                2,324                 5,674
           Net cash provided (used) by discontinued operations                         835                  (361)
                                                                                    ------                   ----
           Net cash provided by operating activities                                 3,159                 5,313
                                                                                     -----                 -----
Cash flows from investing activities:
      Capital expenditures                                                            (190)                 (760)
                                                                                    -------              -------

           Net cash used in investing activities                                      (190)                 (760)
                                                                                    -------              --------
Cash flows from financing activities:
      Proceeds from exercise of stock options                                        1,356                   284
      Payments for buyout of capital lease obligation                                 (550)                    -
      Payments on capital lease obligations                                           (180)                 (149)
                                                                                    -------               -------

           Net cash provided by financing activities                                   626                   135
                                                                                    ------                 -----
Net increase in cash and cash equivalents                                            3,595                 4,688

Cash and cash equivalents at beginning of period                                    16,881                 8,553
                                                                                    ------                 -----
Cash and cash equivalents at end of period                                         $20,476               $13,241
                                                                                    ======                ======
Income taxes paid during the period                                                $    93               $   292
                                                                                    ======               =======
Reduction of property and equipment from
  termination of capital lease obligation                                          $ 1,700             $       -
                                                                                    ======              ========

See notes to unaudited condensed consolidated financial statements.

                 Manchester Technologies, Inc. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements
                      (in thousands, except per share data)
                                   (Unaudited)

1.       Organization and Basis of Presentation

     Manchester Technologies, Inc. and its subsidiaries ("the Company") is a distributor of display technology solutions and plasma display monitors, through its subsidiary Electrograph Systems, Inc. ("Electrograph Systems"), and computer hardware primarily to dealers and system integrators. As discussed further in
Note 2, on May 28, 2004, the Company sold its end-user information technology fulfillment and professional services business (the "IT Business"). Prior to such sale, Manchester specialized in hardware and software procurement, display technology, custom networking, security, IP telephony, remote management, application development/e-commerce, storage, and enterprise and Internet solutions, offering its customers single-source solutions customized to their information systems needs by integrating its analysis, design and implementation services with hardware, software, networking products and peripherals from leading vendors. Subsequent to such sale, the Company continued distributing display technology solutions and plasma display monitors and computer hardware and no longer provides any professional services. The Company operates in a single segment.

     The  Company  has  entered  into  agreements  with  certain  suppliers  and
manufacturers   that  may  provide  the  Company  favorable  pricing  and  price protection in the event the vendor reduces its prices.

     The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended July 31, 2004. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods. In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. The results of operations for the three and nine month periods ended April 30, 2005 are not necessarily indicative of the results to be expected for future interim periods or the entire year.

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

2.       Definitive Merger Agreement

     On April 17, 2005, the Company entered into a definitive merger agreement under which entities associated with Caxton-Iseman Capital, Inc. ("Caxton-Iseman") will acquire all of the Company's outstanding shares in an all cash transaction valued at approximately $55 million. Under the terms of the agreement, which was unanimously approved by the Company's Board of Directors, Manchester shareholders will receive $6.40 per share in cash for each share they own at the effective time of the merger.


     Consummation of the merger, which is expected to occur in the third quarter of calendar year 2005, is subject to approval by the holders of two-thirds of the shares of the Company's outstanding common stock, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act, completion of debt financing by Caxton-Iseman and customary closing conditions. Barry R. Steinberg, Chief Executive Officer of the Company, who holds approximately 55% of the Company's outstanding shares, has agreed to vote his shares in favor of the transaction. In connection with the merger, various members of management will receive severance payments and other benefits. In addition, non-management directors will receive bonuses in recognition of their services in connection with the merger. If the merger agreement is terminated under certain circumstances, the Company would be obligated to pay Caxton-Iseman $2.5 million. Any stock options outstanding immediately prior to the completion of the merger will be terminated and canceled immediately prior to the completion of the merger. Each holder of a cancelled option that has an exercise price per share less than $6.40 and that is vested immediately prior to the completion of the merger, shall have the right to receive from the Company a cash payment (less applicable federal, state and local withholding taxes) in an amount equal to $6.40 minus the applicable exercise price per share of the option, multiplied by the number of shares of common stock for which such option was exercisable immediately prior to its cancellation. Each option that, immediately prior to the completion of the merger, is not vested or that is vested but has an exercise price greater than or equal to $6.40 will be automatically cancelled without compensation at the completion of the merger.

 3.    Discontinued Operations

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

     As of April 30, 2005, all of the accrued liabilities related to the discontinued operations were discharged by payments in amounts equal to the accruals.

     In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations of the end-user information technology fulfillment and professional services business have been recorded as discontinued operations in the accompanying condensed consolidated statements of operations. The revenue from discontinued operations was $0 and $34,976 for the three months ended April 30, 2005 and 2004, respectively. The pretax income
(loss) from operations of the discontinued component was $0 and $(714) for the three months ended April 30, 2005 and 2004, respectively. The revenue from discontinued operations was $0 and $98,975 for the nine months ended April 30, 2005 and 2004, respectively. The pretax income (loss) from operations of the discontinued component was $995 and $(2,314) for the nine months ended April 30, 2005 and 2004, respectively. The 2005 pre-tax income resulted from recoveries of previously written off accounts receivable related to the discontinued IT
Business. For the nine months ended April 30 2005, net cash provided by discontinued operations of $835 was comprised of collections of accounts receivable of $2,815 plus net income from discontinued operations of $597 less payments of accounts payable and accrued expenses of $2,577, all of which were related to the sold IT Business.

4.        Net Income Per Share

     Basic net income per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per share has been computed by dividing net income by the weighted average number of common shares outstanding, plus the assumed exercise of dilutive stock options, less the number of treasury shares assumed to be purchased from the proceeds of such exercises using the average market price of the Company's common stock during each respective period. As of April 30, 2005 potentially dilutive common stock equivalents consisting of 2,000 outstanding stock options were excluded from the calculation of net income per share. The following table reconciles the denominators of the basic and diluted per share computations. For each period, the numerator is the net income from continuing operations as reported and the per share amounts below represent income per share from continuing operations.


                             Three months ended April 30,                    Nine months ended April 30,
                                2005                  2004                      2005                   2004
                                ----                  ----                      ----                   ----
                                   Per share              Per share                 Per share             Per share
                        Shares     amount      Shares      amount        Shares      amount       Shares   amount
                        ------     ------      ------      ------        ------      ------       ------   ------
                                                  (shares in thousands)
         Basic           8,486      $  -         8,070      $0.05        8,289        $0.24        8,017    $0.25
                                     ===                    =====                      ====                  ====


         Effect of
          dilutive
           options         286                     463                     230                       347
                           ---                     ---                     ---                       ---

         Diluted         8,772      $  -         8,533      $0.05        8,519        $0.24        8,364    $0.24
                         =====       ===         =====       ====        =====         ====        =====     ====


 5.       Accounting for Stock-Based Compensation

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


                                                 Three Months Ended April 30,       Nine Months Ended April 30,
                                                        2005           2004           2005               2004
                                                        ----           ----           ----               ----

      Net income, as reported                            $14                $3         $2,614               $609


      Add (deduct): Stock-based compensation
        expense (income) included in net income
       net of related tax effects                        (33)               14             32                 14


      Deduct:  Total stock-based
       employee compensation expense
       determined under fair value
       method for all awards, net of
       related tax effects                               (77)             (119)          (306)              (405)
                                                         ----             -----          -----              -----


      Net income (loss) - pro forma                     $(96)            $(102)        $2,340               $218
                                                         ====              ====         =====                ===


      Net income (loss) per share:
       Basic - as reported                             $0.00              $0.00         $0.32              $0.08
                                                        ====               ====          ====               ====

       Basic - pro forma                              $(0.01)            $(0.01)        $0.28              $0.03
                                                      ======              =====          ====              =====

       Diluted - as reported                           $0.00              $0.00         $0.31              $0.07
                                                        ====               ====          ====               ====

       Diluted - pro forma                            $(0.01)            $(0.01)        $0.27              $0.03
                                                       ======             =====          ====               ====

6.       Goodwill and Other Intangible Assets

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

     As of April 30, 2005 and July 31, 2004, the Company had no intangible assets, other than goodwill.


7.       Line of Credit

     The Company has available a line of credit with a financial institution in the aggregate amount of $15,000, which expires on January 31, 2008. At April 30, 2005, no amounts were outstanding under this line. The line of credit facility requires the Company to maintain certain financial ratios and covenants. At April 30, 2005, the Company was in compliance with all the financial ratios and covenants that it is required to maintain.

8.       Leases and Subleases

     As part of the sale to ePlus of the Company's end-user information technology fulfillment and professional services business in May 2004, ePlus entered into sublease and lease assignment agreements with the Company for up to a one year term with respect to certain of the Company's facilities. The Company and ePlus agreed to extend one sublease agreement for an additional two months for one of the Company's facilities. In addition, in August 2004 the Company entered into a sublease agreement with an unrelated third party for its office and warehouse space at 40 Marcus Boulevard. The terms of the sublease extend through February 2018 and cover substantially all of the Company's required payments under its lease.

     On April 11, 2005, the Company terminated its lease for the fifth floor in the building located at 469 Seventh Avenue, New York, NY. Pursuant to the Surrender Agreement with 469 Owners, LLC (the "Landlord"), successors in interest to First Willow, LLC, the lease terminated effective as of March 31, 2005 as compared to the prior termination date of October 31, 2007, resulting in a reduction of approximately $1.1 million in rental obligations and other payments otherwise due under the lease. The Surrender Agreement required the Company to pay an early termination fee of $325,000 to the Landlord which is included in selling, general and administrative expenses.

     Effective April 19, 2005 Electrograph Systems assigned its lease for the real property known as 40 Marcus Boulevard, Hauppauge, N.Y. to the landlord.
Pursuant to the Assignment and Assumption Agreement entered into with the landlord, Electrograph Systems assigned all right, title and interest in and to the lease for the remainder of the lease term, whereupon Electrograph Systems was released from any and all obligations and liabilities under the lease by the landlord in exchange for a payment of $550,000. The lease buy-out resulted in a decrease of property, plant and equipment, net, of approximately $1,816,000 and a reduction of capital lease obligations of approximately $1,700,000. As a result of the lease buy-out the Company recorded a loss of approximately $666,000, including $116,000 for the write-down of capital improvements at this location.

9.       Major Vendors

     The Company's top three vendors accounted for approximately 29%, 16%, and 16% of total product purchases from continuing operations for the nine months ended April 30, 2005. The Company's top three vendors accounted for approximately 33%, 16%, and 15% of total product purchases from continuing operations for the nine months ended April 30, 2004. The Company's top three vendors accounted for approximately 36%, 17% and 14% of total product purchases from continuing operations for the three months ended April 30, 2005. The Company's top three vendors accounted for approximately 37%, 17% and 16% of total product purchases from continuing operations for the three months ended April 30, 2004.

10.     Incentive Compensation Plan

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

     On April 17, 2005, the Company entered into a definitive merger agreement under which entities associated with Caxton-Iseman Capital, Inc. ("Caxton-Iseman") will acquire all of the Company's outstanding shares in an all cash transaction valued at approximately $55 million. Under the terms of the agreement, which was unanimously approved by the Company's Board of Directors, Manchester shareholders will receive $6.40 per share in cash for each share they own at the effective time of the merger.


     Consummation of the merger, which is expected to occur in the third quarter of calendar year 2005, is subject to approval by the holders of two-thirds of the shares of the Company's outstanding common stock, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act, completion of debt financing by Caxton-Iseman and customary closing conditions. Barry R. Steinberg, Chief Executive Officer of the Company, who holds approximately 55% of the Company's outstanding shares, has agreed to vote his shares in favor of the transaction. In connection with the merger, various members of management will receive severance payments and other benefits. In addition, non-management directors will receive bonuses in recognition of their services in connection with the merger. If the merger agreement is terminated under certain circumstances, the Company would be obligated to pay Caxton-Iseman $2.5 million. Any stock options outstanding immediately prior to the completion of the merger will be terminated and canceled immediately prior to the completion of the merger. Each holder of a cancelled option that has an exercise price per share less than $6.40 and that is vested immediately prior to the completion of the merger, shall have the right to receive from the Company a cash payment (less applicable federal, state and local withholding taxes) in an amount equal to $6.40 minus the applicable exercise price per share of the option, multiplied by the number of shares of common stock for which such option was exercisable immediately prior to its cancellation. Each option that, immediately prior to the completion of the merger, is not vested or that is vested but has an exercise price greater than or equal to $6.40 will be automatically cancelled without compensation at the completion of the merger.

     In connection with the merger, the Company filed a preliminary proxy statement with the Securities and Exchange Commission ("SEC") on May 24, 2005 and intends to file additional relevant material with the SEC, including a definitive proxy statement. BECAUSE THOSE DOCUMENTS WILL CONTAIN IMPORTANT INFORMATION, HOLDERS OF SHARES OF THE COMPANY'S COMMON STOCK ARE URGED TO READ THEM, IF AND WHEN THEY BECOME AVAILABLE. When filed with the SEC, they will be available for free (along with any other documents and reports filed by the Company with the SEC) at its website, www.sec.gov, and the Company's shareholders will receive information at an appropriate time on how to obtain the definitive proxy statement for free from the Company. A special meeting of the Company's shareholders will be convened as soon as practicable after the filing of definitive proxy materials with the SEC.

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

Discontinued Operations

     On May 28, 2004, the Company sold its IT Business to ePlus, a leading provider of enterprise cost management, in an all cash transaction. The proceeds from the sale of the IT Business were $3,555,000 net of related expenses of $1,445,000. The Company recorded a gain, included in loss from operations of discontinued component in the fiscal 2004 (ended July 31, 2004) statement of operations, of approximately $876,000 as a result of the transaction. This amount represented the excess of the net proceeds over a payable to ePlus of $469,000 for service contracts they assumed and the $2,210,000 carrying value of the net assets sold, consisting of goodwill of $2,704,000, property and equipment, net of $195,000 and deferred revenue of $689,000. The loss from the operations of the discontinued IT Business was $8,492,000 in fiscal 2004, which included the following charges in the fourth quarter of fiscal 2004:


      Employee severance and other employee costs               $1,016,000
      Provision for doubtful accounts receivable                 1,250,000
      Fixed asset impairments                                    2,639,000
      Other                                                         50,000
                                                                 ---------

      Total                                                     $4,955,000
                                                                ==========

     As of April 30, 2005, all of the accrued liabilities related to the discontinued operations were discharged by payments in amounts equal to the accruals.

Disclosure Regarding Forward-Looking Statements

     This report on Form 10-Q contains statements that may constitute forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on currently available information and represent the beliefs of our management. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including, but not limited to, our inability to attract and retain highly skilled sales representatives or technical personnel necessary to maintain our current operations and implement our growth strategies; our inability to maintain good relationships with our vendors and customers; not being successful in our efforts to focus on higher-margin products and services and not being able to rapidly respond to new product offerings; not managing our inventory successfully; being adversely affected by continued intense competition in the technology industry, including competition from competitors with greater resources; being subject to potentially adverse business conditions that our industry is subject to, including, without limitation, pricing pressures involving distribution 12 channels, market consolidation, a potential short supply of products, continued deterioration in average selling prices of personal computers and display technologies, and a decrease in the growth of the display technology market; the risk that our success is highly dependent upon a select group of senior management and that our revenues and operating results are subject to fluctuation from quarter to quarter; the failure of our information technology systems to function properly; the failure of our actions to enhance shareholder value; failure to consummate the merger; failure of the Company's shareholders to adopt the merger agreement and the merger; the occurrence or existence of any event, fact or set of circumstances that has had or would reasonably be expected to have, individually or in the aggregate, a "company material adverse effect" as such term is defined in the merger agreement; failure of the Company and the acquiror to obtain the required consents and approvals under the Hart-Scott-Rodino Act; the imposition of any government conditions to the closing of the proposed transaction; the failure by the Company or the acquiror to satisfy other conditions to the completion of the merger as set forth in the merger agreement; the failure of the acquiror to obtain debt and equity financing; the failure of the Company to collect from Caxton-Iseman the termination fee of $2.5 million following an event that gives rise to an obligation to pay such termination fee; or the Company's obligation to pay a termination fee of $2.5 million to the acquiror following an event that gives rise to an obligation to pay such termination fee. For further information on certain of these risks and others affecting us, please see our Annual Report on Form 10-K for the year ended July 31, 2004, and those set forth from time to time in our other filings with the SEC. Each of these documents is on file with the SEC and is available free of charge. Readers of this report are referred to such filings. The forward-looking statements herein speak only as of the date of this report. We do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.


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

     Goodwill. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In assessing the recoverability of the Company's goodwill, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company's results of operations

      Results of Operations

     The following table sets forth, for the periods indicated, information derived from the Company's condensed consolidated statements of income expressed as a percentage of related revenue or total revenue.

                                                                            Percentage of Revenue
                                                     Three Months Ended                Nine Months Ended
                                                              April 30,                     April 30,

                                                        2005           2004           2005            2004
                                                        ----           -----          ----            -----

Revenue                                                100.0%          100.0%        100.0%          100.0%

Cost of Revenue                                         87.5            90.7          87.4            90.0
                                                        ----            ----          ----            ----
       Gross profit                                     12.5             9.3          12.6            10.0

Selling, general and
    administrative expenses                             11.0             7.4           9.6             7.3
Loss on buy-out of capital lease                         1.6             0.0           0.5             0.0
                                                         ---             ---           ---             ---
       Income (loss) from operations                    (0.1)            1.9           2.5             2.6
Interest and other income (expense), net                 0.1            (0.2)          0.1            (0.1)
                                                         ---             ----          ---             ----
       Income from continuing operations
          before income taxes                            0.1             1.7           2.6             2.5
Income tax provision                                     0.0             0.7           1.1             1.0
                                                         ---            ----           ---             ---
Income from continuing operations                        0.0             1.0           1.6             1.5
                                                         ---            ----           ---             ---

Discontinued operations
       Income (loss) from operations of
           discontinued component                        0.0            (1.7)          0.8            (1.7)
       Income tax (provision) benefit                    0.0             0.7          (0.3)            0.7
                                                         ---             ---          -----            ---

       Income (loss) from discontinued operations       0.0             (1.0)          0.5            (1.1)
                                                        ---             -----          ---            -----

Net income                                               0.0%            0.0%          2.0%            0.5%
                                                         ====          =====           ====            ====


Three  Months  Ended April 30, 2005  Compared  with Three Months Ended April 30,
2004

     Revenue. Revenue decreased by $0.5 million or 1% to $41.9 million for the three months ended April 30, 2005 from $42.4 million for the three months ended April 30, 2004. The decrease in revenue is primarily a result of decreased sales of computer hardware to dealers and systems integrators. Such sales of computer hardware decreased by approximately 38% compared to last year as a result of the Company's inability to procure products at previous levels for this line of its business. The decrease in computer hardware sales was partially offset by an increase in sales of display technology solutions of approximately 4% compared to last year resulting from the increase in unit sales of display technology solutions, primarily large screen flat panel displays, partially offset by the ongoing decline in average selling prices.

     Gross Profit. Cost of revenue includes the direct costs of products sold and freight. All other operating costs are included in selling, general and administrative expenses. Gross profit increased by $1.3 million or 33%, from $3.9 million for the three months ended April 30, 2004 to $5.3 million for the three months ended April 30, 2005 and as a percentage of revenue, gross profit increased from 9.3% for the three months ended April 30, 2004 to 12.5% for the three months ended April 30, 2005. The increase in gross profit percentage is primarily attributable to special product offerings received from manufacturers with higher margins, volume discounts received from manufacturers and sales of higher margin products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.5 million, or 46% from $3.1 million for the three months ended April 30, 2004 to $4.6 million for the three months ended April 30, 2005. The increase is principally due to an increase in salaries, commissions and other personnel costs of approximately $328,000, reflecting the increase in employee headcount and associated costs with respect to the continuing growth of the display technology business, $325,000 of charges related to obtaining a release from the rental obligation for the Company's leased property in New York City, increased legal and professional costs of approximately $280,000 primarily as a result of the increased legal costs associated with the Company's entering into a definitive merger agreement and the adoption of the Company's 2005 Incentive Compensation Plan approved by our shareholders and an increase in bad debt expense of approximately $220,000 primarily due to a recovery in the prior year. As a percentage of revenue, selling, general and administrative expenses increased from 7.4% for the three months ended April 30, 2004 to 11.0% for the three months ended April 30, 2005.

     Loss on Buy-Out of Capital Lease. Effective April 19, 2005 Electrograph Systems, Inc., a subsidiary of the Company ("Electrograph Systems"), assigned its lease for the real property known as 40 Marcus Boulevard, Hauppauge, N.Y. to the landlord. Pursuant to the Assignment and Assumption Agreement entered into with the landlord, Electrograph Systems assigned all right, title and interest in and to the lease for the remainder of the lease term, whereupon Electrograph Systems was released from any and all obligations and liabilities under the lease by the landlord in exchange for a payment of $550,000. As a result of the lease buy-out, the Company recorded a loss of approximately $666,000, including $116,000 for the write-down of capital improvements at this location.

     Interest and Other Income (Expense), net. Interest and other income (expense), net, increased by approximately $116,000 from an expense of approximately $70,000 for the three months ended April 30, 2004 to income of approximately $46,000 for the three months ended April 30, 2005. The amount for the three months ended April 30, 2004 included approximately $85,000 of interest expense related to the interest portion of the capital leases entered into by the Company in March 2003 offset by interest income of approximately $15,000. The amount for the three months ended April 30, 2005 included $84,000 of interest expense related to the interest portion of the capital leases and interest income of approximately $130,000 earned on the Company's cash investments which had higher average balances than during the prior year period.

     Income Tax Provision. Our effective tax rate was 42.4% for the three months ended April 30, 2005 and 40.0% for the three months ended April 30, 2004.

     Discontinued Operations. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations for the end-user information technology fulfillment and professional services business have been recorded as discontinued operations in the accompanying consolidated statements of income. The net income (loss) from discontinued operations was $0 and $(429,000) for the three months ended April 30, 2005 and 2004, respectively.

   Nine Months Ended April 30, 2005 Compared to Nine Months Ended April 30, 2004

     Revenue. Revenue decreased by $4.9 million or 4% to $128.1 million for the nine months ended April 30, 2005 from $132.9 million for the nine months ended April 30, 2004. The decrease in revenue is primarily a result of decreased sales of computer hardware to dealers and systems integrators. Such sales of computer hardware decreased by approximately 49% compared to last year as a result of the Company's inability to procure products at previous levels for this line of its business. The decrease in computer hardware sales was partially offset by an increase in sales of display technology solutions of approximately 3% compared to last year resulting from the increase in unit sales of display technology solutions, primarily large screen flat panel displays, partially offset by the ongoing decline in average selling prices.

     Gross Profit. Gross profit increased by $2.9 million or 22%, from $13.2 million for the nine months ended April 30, 2004 to $16.2 million for the nine months ended April 30, 2005 and as a percentage of revenue, gross profit increased from 10.0% for the nine months ended April 30, 2004 to 12.6% for the nine months ended April 30, 2005. The increase in gross profit percentage is primarily attributable to special product offerings received from manufacturers with higher margins, volume discounts received from manufacturers and sales of higher margin products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by approximately $2.6 million, or 27% from $9.7 million for the nine months ended April 30, 2004 to $12.3 million for the nine months ended April 30, 2005. The increase is principally due to an increase in salaries, commissions and other personnel costs of approximately $796,000, reflecting the increase in employee headcount and associated costs with respect to the continuing growth of the display technology business, $325,000 of charges related to obtaining a release from the rental obligation for the Company's leased property in New York City, increased legal and professional costs of approximately $736,000 primarily as a result of the Company entering into a definitive merger agreement and the increased legal costs associated with the adoption of the Company's 2005 Incentive Compensation Plan approved by our shareholders, increased sales personnel expenses of approximately $180,000 due to the increased participation in trade shows and increased rent expense of approximately $147,000. As a percentage of revenue, selling, general and administrative expenses increased from 7.3% for the nine months ended April 30, 2004 to 9.6% for the nine months ended April 30, 2005.

     Loss on Buy-Out of Capital Lease. Effective April 19, 2005 Electrograph Systems assigned its lease for the real property known as 40 Marcus Boulevard, Hauppauge, N.Y. to the landlord. Pursuant to the Assignment and Assumption Agreement entered into with the landlord, Electrograph Systems assigned all right, title and interest in and to the lease for the remainder of the lease term, whereupon Electrograph Systems was released from any and all obligations and liabilities under the lease by the landlord in exchange for a payment of $550,000. As a result of the lease buy-out, the Company recorded a loss of approximately $666,000, including $116,000 for the write-down of capital improvements at this location.

     Interest and Other Income (Expense), net. Interest and other income (expense), net, increased by approximately $345,000 from an expense of approximately $166,000 for the nine months ended April 30, 2004 to income of approximately $179,000 for the nine months ended April 30, 2005. The amount for the nine months ended April 30, 2004 included approximately $258,000 of interest expense related to the interest portion of the capital leases entered into by the Company in March 2003 offset by interest income of approximately $92,000. The amount for the nine months ended April 30, 2005 included $252,000 of interest expense related to the interest portion of the capital leases and interest income of approximately $431,000 earned on the Company's cash investments which had higher average balances than during the prior year period.

     Income Tax Provision (Benefit). Our effective tax rate was 40.0% and 39.4% for the nine months ended April 30, 2005 and April 30, 2004, respectively.

     Discontinued Operations. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations for the end-user information technology fulfillment and professional services business have been recorded as discontinued operations in the accompanying consolidated statements of income. The net income (loss) from discontinued operations was $597,000 and $(1.4) million for the nine months ended April 30, 2005 and 2004, respectively. The income in the 2005 period resulted from a recovery of accounts receivable related to the IT Business.

      Liquidity and Capital Resources

      Working Capital

     Our primary source of cash and cash equivalents have been internally generated working capital from profitable operations. The Company's working capital at April 30, 2005 and July 31, 2004 was approximately $39.3 million and $34.4 million, respectively.

      Cash Flows

     Operating activities for the nine months ended April 30, 2005 and 2004, resulted in an increase in cash and cash equivalents of approximately $3.2 million and $5.3 million, respectively. Continuing operations provided approximately $2.3 million of cash in the nine months ended April 30, 2005 primarily resulting from operating cash flows of $6.6 million principally derived from net income and the increase in accounts payable and accrued expenses exceeding an increase in accounts receivable and inventory of approximately $4.3 million. Discontinued operations provided cash of approximately $835,000 in the nine months ended April 30, 2005 primarily resulting from the collection of retained receivables net of payments of accounts payable of the IT Business. Our accounts receivable and accounts payable balances, as well as our inventory balances, can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date.

     Investing activities for the nine months ended April 30, 2005 and 2004 used cash of approximately $190,000 and $760,000, respectively. These amounts consisted solely of additions to property and equipment.


     Financing activities for the nine months ended April 30, 2005 and 2004 provided cash of approximately $626,000 and $135,000, respectively. For the nine months ended April 30, 2005, this amount consisted of proceeds from the exercise of stock options of approximately $1.4 million partially offset by $180,000 of payments on capitalized lease obligations and a $550,000 payment to obtain a release from one of our capital lease obligations. For the nine months ended April 30, 2004 this amount consisted of proceeds from the exercise of stock options of approximately $284,000 partially offset by $149,000 of payments on capitalized lease obligations.

Line of Credit

     We have available a line of credit with a financial institution in the aggregate amount of $15.0 million, which expires on January 31, 2008. At April 30, 2005, no amounts were outstanding under this line. The line of credit facility requires the Company to maintain certain financial ratios and covenants. At April 30, 2005, the Company was in compliance with all the financial ratios and covenants that it is required to maintain.

Financial Commitments

     We believe that our current balances in cash and cash equivalents, expected cash flows from operations and available borrowings under the line of credit will be adequate to support current operating levels for the foreseeable future, specifically for at least the next twelve months. The only material commitments for capital expenditures are operating and capital leases for the Company's facilities and certain tangible property. Future capital requirements of the Company include those for the growth of working capital items such as accounts receivable and inventory, the purchase of equipment, expansion of facilities, as well as the possible opening of new offices and potential acquisitions.

     As part of the sale to ePlus of the Company's end-user information technology fulfillment and professional services business in May 2004, ePlus, inc. entered into sublease and lease assignment agreements with the Company for up to a one year term with respect to certain of the Company's facilities. The Company and ePlus agreed to extend one sublease agreement for an additional two months for one of the Company's facilities. In addition, in August 2004 the Company entered into a sublease agreement with an unrelated third party for its office and warehouse space at 40 Marcus Boulevard, Hauppauge, N.Y. The terms of the sublease extend through February 2018 and cover substantially all of the Company's required payments under its lease, amounting to approximately $2.8 million.

     On April 11, 2005, the Company terminated its lease for the fifth floor in the building located at 469 Seventh Avenue, New York, NY. Pursuant to the Surrender Agreement with 469 Owners, LLC (the "Landlord"), successors in interest to First Willow, LLC, the lease terminated effective as of March 31, 2005 as compared to the prior termination date of October 31, 2007, resulting in a reduction of approximately $1.1 million in rental obligations and other payments otherwise due under the lease. The Surrender Agreement required the Company to pay an early termination fee of $325,000 to the Landlord which is included in selling, general and administrative expenses.

     Effective April 19, 2005 Electrograph Systems assigned its lease for the real property known as 40 Marcus Boulevard, Hauppauge, N.Y. to the landlord.
Pursuant to the Assignment and Assumption Agreement entered into with the landlord, Electrograph Systems assigned all right, title and interest in and to the lease for the remainder of the lease term, whereupon Electrograph Systems was released from any and all obligations and liabilities under the lease by the landlord in exchange for a payment of $550,000. The lease buy-out resulted in a decrease of property, plant and equipment, net, of approximately $1,816,000 and a reduction of capital lease obligations of approximately $1,700,000. As a result of the lease buy-out the Company recorded a loss of approximately $666,000, including $116,000 for the write-down of capital improvements at this location.

     There are no other transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to affect liquidity or the availability of, or requirements for, capital resources.

     The following table represents the Company's financial commitments as of April 30, 2005 without taking into account any sublease rental income:

                                               Less than        1 - 3              4 - 5         After
                                 Total         1 Year           Years              Years           5 Years
                                 -------------------------------------------------------------------------
                                                                                                 (in thousands)
       Capital leases              $6,049          $213         $   834        $   748            $4,254
       Operating leases             1,869           404           1,148            317                 -
                                    -----         -----        --------           ----          --------

       Total                       $7,918          $617          $1,982         $1,065            $4,254
                                    =====           ===           =====          =====             =====


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

Impact of Recently Issued Accounting Standards

     In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment" ("SFAS No. 123 (R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123 (R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the grant-date fair value of stock options or other equity instruments. SFAS 123 (R) will be effective for annual periods beginning after June 15, 2005. While the Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis (see "Note 5 - Accounting for Stock-Based Compensation"), it is currently evaluating the impact this statement will have on its consolidated financial statements.

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

      PART II - OTHER INFORMATION

      ITEM 4.     Submission of Matters to a Vote of Security Holders

         At our Annual Meeting of Shareholders held on March 10, 2005, the following proposals were adopted by the margins indicated:

       (1) Elect seven Directors to serve until the 2006 Annual Meeting of Shareholders;

                                                                                        Broker
         Nominee                        For            Withheld         Abstain         Non-votes
         --------------                 ---            --------         -------         ---------
      Barry R. Steinberg             5,436,508            911,381           0              0
      Seth Collins                   5,435,708            912,181           0              0
      Joel G. Stemple                5,437,458            910,431           0              0
      Joel Rothlein                  5,421,058            926,831           0              0
      Michael E. Russell             5,772,885            575,004           0              0
      Yacov A. Shamash               5,772,885            575,004           0              0
      Jeffrey Melnick                5,776,035            571,854           0              0

(2)      Vote on the approval of the Company's 2005 Incentive Compensation Plan.

                                                                                            Broker
                           For              Against                   Abstain              Non-votes
                           ---              -------                   -------              ---------
                          5,372,633           969,578                  5,678                0

(3) Vote on the ratification of the reappointment of KPMG LLP as independent auditors of the Company for the year ending July 31, 2005.

                                                                                            Broker
                           For              Against                   Abstain              Non-votes
                           ---              -------                   -------              ---------
                          6,345,388               801                  1,700                0

     No other items were voted on at the Annual Meeting of Shareholders or during the quarter ended April 30, 2005.

ITEM 5. OTHER INFORMATION.

     As of March 15, 2005, Electrograph Systems entered into a Lease Agreement with Harsch Investment Properties - Nevada, LLC for office and warehouse space at a building located at 470 Mirror Court, Suite 102-103 (the "Lease"). The Lease commenced on April 1, 2005 and terminates on July 31, 2010. The Company is a guarantor of Electrograph Systems' obligations under the Lease.

     As of May 11, 2005, Electrograph Systems and Harsch Investment Properties - Nevada, LLC entered into a first amendment to the Lease (the "First Amendment"). The First Amendment, among other things, increased the amount of space leased by Electrograph Systems from approximately 26,431 square feet to approximately 37,072 square feet, and also increased the amount of monthly base rent to be paid by Electrograph Systems by $5,465 per month for the period of June 2005 through April 2006, with additional increases thereafter.

         Both the Lease and the First Amendment are attached hereto as Exhibits
10.1 and 10.2 respectively.

      ITEM  6. EXHIBITS

      Exhibits


     10.1 - Lease Agreement, dated as of March 15, 2005, between Electrograph Systems, Inc. and Harsch Investment Properties - Nevada, LLC.

     10.2 - First Amendment to Lease, dated as of May 11, 2005, between Electrograph Systems, Inc. and Harsch Investment Properties - Nevada, LLC.

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



                                 MANCHESTER TECHNOLOGIES, INC.
                                 (Registrant)


DATE:   June 10, 2005            /S/   Barry  R. Steinberg
                                -------------------------------
                                 Barry R. Steinberg
                                 Chief Executive Officer



DATE:   June 10, 2005            /S/ Elan Yaish
                                 --------------------------------------------

                                 Elan Yaish
                                 Vice President Finance,
                                 Chief Financial Officer and Assistant Secretary