Form 10-Q/A
period 2004-04-30
MANCHESTER TECHNOLOGIES INC
filed 2005-07-07
CIK 1023876

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A


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

                                Explanatory Note

     Manchester Technologies, Inc. (the "Company") is filing this Amendment No. 1 to its Form 10-Q for the quarter ended April 30, 2004 to amend the Quarterly Report on Form 10-Q for the quarter ended April 30, 2004 previously filed by the Company (the "Original April 30, 2004 Form 10-Q"), in order to reflect the Company's decision to exclude separate disclosure of cash flows pertaining to discontinued operations in the nine months ended April 30, 2004 cash flow statement, presented in our Condensed Consolidated Statements of Cash Flows. The reclassification of the nine months ended April 30, 2004 cash flow statement will have no impact on the statements of operations or the balance sheet of the Company in any period presented.

     Because of the changes to our Condensed Consolidated Statements of Cash Flows, we are amending the Original April 30, 2004 Form 10-Q to:

o Revise Part I Item 1, Financial Statements.  The revisions appear in:
     - The Company's Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2004.
     - Note 2 to Condensed Consolidated Financial Statements in the last paragraph of "Discontinued Operations."

o Revise Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations. We have revised the first paragraph in "Cash Flows" under the heading "Liquidity and Capital Resources."

     As part of this Amendment No. 1, the Company is also filing new certifications from our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, 32.1 and 32.2).

     No attempt has been made in this Form 10-Q/A to update other disclosures presented in the original Form 10-Q, except as described above. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures, except as described above. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

               MANCHESTER TECHNOLOGIES, INC. AND SUBSIDIARIES

                                Table of Contents

PART I.     FINANCIAL INFORMATION                                        Page
-------     ---------------------                                        ----

Item 1.     Condensed Consolidated Balance Sheets as of
                   April 30, 2004  (unaudited) and July 31, 2003             4

            Condensed Consolidated Statements of Operations for the
                   Three Months  and Nine Months Ended
                      April 30, 2004 and 2003 (unaudited)                    5

            Condensed Consolidated Statements of Cash Flows for the
                   Nine Months Ended April 30, 2004 and 2003 (unaudited)     6

            Notes to Unaudited Condensed Consolidated Financial Statements   7

Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk      19

Item 4.     Controls and Procedures                                         20


PART II.    OTHER INFORMATION

 Item 6.    Exhibits and Reports on Form 8-K                                21

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

                 Manchester Technologies, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                         Nine months ended
                                                                                   April 30,            April 30,
                                                                                    2004                  2003
                                                                                    ----                  ----


Cash flows from operating activities:
   Net income                                                                     $    609               $    59

   Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation and amortization                                                  1,674                 1,402
      Provision for doubtful accounts                                                  489                   (94)
      Equity based compensation expense                                                 24                     -

      Changes in assets and liabilities:
        Accounts receivable                                                          1,331                 3,341
        Inventory                                                                  (16,200)               (3,630)
        Prepaid income taxes                                                         1,662                  (294)
        Prepaid expenses and other current assets                                        6                  (325)
        Other assets                                                                   144                   347
        Accounts payable and accrued expenses                                       15,551                 2,078
        Deferred service contract revenue                                               23                  (263)
                                                                                       ----                 -----



           Net cash provided by operating activities                                 5,313                 2,621
                                                                                     -----                ------

Cash flows from investing activities:
      Capital expenditures                                                            (760)                 (718)
                                                                                   -------                  ----

           Net cash used in investing activities                                      (760)                 (718)
                                                                                   --------                 -----
Cash flows from financing activities:
      Proceeds from exercise of stock options                                          284                     -
      Payments on capital lease obligations                                           (149)                  (16)
                                                                                    -------              --------

           Net cash provided by (used in) financing activities                         135                   (16)
                                                                                    ------               --------

Net increase in cash and cash equivalents                                            4,688                 1,887
Cash and cash equivalents at beginning of period                                     8,553                 8,963
                                                                                     -----               --------

Cash and cash equivalents at end of period                                         $13,241               $10,850
                                                                                    ======                =======

Capital lease obligations incurred to acquire buildings                            $     -                $8,200
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


     The presentation of the statement of operations for the three and nine months ended April 30, 2003 has been reclassified to reflect discontinued operations. The balance sheet as of July 31, 2003 and, as a result of the Company's decision to exclude separate disclosure of cash flows pertaining to discontinued operations in the nine months ended April 30, 2004 cash flows statement, the statement of cash flows for the nine months ended April 30, 2003 has not been reclassified to reflect discontinued operations.


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

      Cash Flows
      ----------


     Operations for the nine months ended April 30, 2004 and 2003, after adding back non-cash items, provided cash of approximately $2.8 million and $1.4 million, respectively. During such periods, other changes in working capital provided cash of approximately $2.5 million and $1.3 million, respectively, resulting in cash being provided by operating activities of approximately $5.3 million and $2.6 million, respectively. Our accounts receivable and accounts payable balances, as well as our inventory balances, can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. The increase in inventory and accounts payable during the nine months ended April 30, 2004 of approximately $16.2 million and $15.6 million, respectively, is a result of the increase in sales in the period, as well as increased inventory purchases due to special product offerings and volume discounts received from manufacturers.

     Investing activities for the nine months ended April 30, 2004 and 2003 used cash of approximately $760,000 and $718,000, respectively. For the nine months ended April 30, 2004 and 2003 these amounts consisted solely of additions to property and equipment.

     For the nine months ended April 30, 2004 and 2003 financing activities provided (used) cash of approximately $135,000 and $(16,000), respectively. For the nine months ended April, 2004 this amount consisted of proceeds from the exercise of stock options of approximately $284,000 offset by $149,000 of payments on capitalized lease obligations. For the nine months ended April 30, 2003, this amount consisted solely of payments on capitalized lease obligations.

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



                                        MANCHESTER TECHNOLOGIES, INC.
                                        ----------------------------
                                        (Registrant)



DATE:   July 5, 2004                 /S/ Barry  R. Steinberg
                                         ------------------------------
                                        Barry R. Steinberg
                                        Chief Executive Officer


DATE:   July 5, 2004                 /S/ Elan Yaish
                                        ----------------------------------
                                        Elan Yaish
                                        Vice President Finance, Chief Financial
                                        Officer and Assistant Secretary