Form 10-K/A
period 2004-07-31
MANCHESTER TECHNOLOGIES INC
filed 2005-07-07
CIK 1023876

UNITED STATES
..                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------


                                   FORM 10-K/A


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


       Registrant's telephone number, including area code: (631) 951-8100


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

As of October 14, 2004, 8,263,584 shares of Common Stock ($.01 par value) of Registrant were issued and outstanding.
                               -------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                Explanatory Note

     Manchester Technologies, Inc. (the "Company") is filing this Amendment No. 1 to its Form 10-K for the year ended July 31, 2004 to amend the Annual Report on Form 10-K for the year ended July 31, 2004 previously filed by the Company (the "Original July 31, 2004 Form 10-K"), in order to reflect the Company's decision to exclude separate disclosure of cash flows pertaining to discontinued operations in the fiscal 2004 cash flow statement, presented in our Consolidated Statements of Cash Flows. The reclassification of the fiscal 2004 cash flow statement will have no impact on the statements of operations or the balance sheet of the Company in any period presented.

     Because of the changes to our fiscal 2004 cash flow statement presented in our Consolidated Statements of Cash Flows, we are amending the Original July 31, 2004 Form 10-K to:

o Revise Part II Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations. We have revised the first and second paragraphs in "Cash Flows" under the heading "Liquidity and Capital Resources."

o Revise Part IV Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K. We have inserted the conformed signature to the accountants report of KPMG LLP, the independent registered public accounting firm of the Company, which was inadvertently omitted from the Original July 31, 2004 Form 10-K. We have also revised the Financial Statement Schedules. The revisions appear in:

-    The Report of the Independent Registered Public Accounting Firm.
- The statement of cash flows for the year ended July 31, 2004 included in the Company's Consolidated Statements of Cash Flows.
-    Note   1   Part   (o)   to   the    Consolidated    Financial    Statements
     "Reclassifications."
- Note 2 to the Consolidated Financial Statements in the last paragraph of "Discontinued Operations."

     As part of this Amendment No. 1, the Company is also filing a new auditors consent (Exhibit 23) and new certifications from our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2, and 32.1).

     No attempt has been made in this Form 10-K/A to update other disclosures presented in the original Form 10-K, except as described above. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures, except as described above. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

                          MANCHESTER TECHNOLOGIES, INC.

                                    FORM 10-K
                            YEAR ENDED JULY 31, 2004
                                TABLE OF CONTENTS

Part I


Item 1.      Business                                                         4
Item 2.      Properties                                                       8
Item 3.      Legal Proceedings                                                8
Item 4.      Submission of Matters to a Vote of Security Holders              8


Part II


Item 5.   Market for the  Registrant's  Common  Equity,  Related  Stockholder
          Matters and Issuer Purchases of Equity Securities                   9
Item 6.   Selected Consolidated Financial Data                               10
Item 7.   Management's  Discussion  and Analysis of Financial  Condition and
          Results of Operations                                              11

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk         18
Item 8.   Financial Statements and Supplementary Data                        18
Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          18
Item 9A   Controls and Procedures                                            19
Item 9B   Other Information                                                  19


Part III


Item 10.  Directors and Executive Officers of the Registrant                 20
Item 11.  Executive Compensation                                             21
Item 12.  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                   24
Item 13.  Certain Relationships and Related Transactions                     25
Item 14.  Principal Accounting Fees and Services                             25


Part IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    26


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


                                       10

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the other sections of this Annual Report on Form 10-K, including "Item 1: Business"; "Item 6: Selected Financial Data"; and "Item 8: Financial Statements and Supplementary Data." Our MD&A includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed throughout this filing and particularly in the section entitled "Risk Factors and Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995" beginning on page 16.


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

Cash Flows


     Operating activities for fiscal 2004, 2003 and 2002, provided (used) cash of approximately $5.3 million, $0.9 million and $(0.7) million, respectively. The cash provided by operating activities in fiscal 2004 was primarily related to the collection of accounts receivable and other changes resulting from the sale of the IT Business, partially offset by a $10.7 million increase in inventory that resulted from increased sales, as well as increased inventory purchases due to special product offerings and volume discounts received from manufacturers. Our accounts receivable and accounts payable balances, as well as our inventory balances, can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date.

     Investing activities for fiscal 2004, 2003 and 2002 provided (used) cash of approximately $2.7 million, $(1.3) million and $(4.2) million, respectively. For fiscal 2004 this amount included approximately $3.6 million of net proceeds from the sale of the IT Business partially offset by approximately $0.9 million of additions to property and equipment. For fiscal 2003 this amount consisted solely of additions to property and equipment. For fiscal 2002 this amount included approximately $2.6 million of additions to property and equipment and approximately $1.6 million for acquisitions, net of cash acquired.


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


     21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Registrant's Form 10-K for the fiscal year ended July 31, 2004 as filed on October 29, 2004).


     23   Consent of Independent Registered Public Accounting Firm.

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act

     31.2 Certification of Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Exchange Act

     32.1 Certification of the Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as

          Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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



Melville, New York                          /s/ KPMG LLP
October 13, 2004                            ------------

                 Manchester Technologies, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                             July 31, 2004 and 2003

                                   Assets                            2004               2003
                                   ------                            ----               ----
                                                                     (in thousands, except per share amounts)
Current assets:
     Cash and cash equivalents                                         $16,881         $ 8,553
     Accounts receivable, net of allowance for doubtful accounts
        of $2,848 and $1,426, respectively                              15,530          35,117
     Inventory                                                          20,301           9,605
     Deferred income taxes                                               1,212             603
     Prepaid taxes                                                         916           1,704
     Prepaid expenses and other current assets                           1,266             709
                                                                         -----          ------
                      Total current assets                              56,106          56,291

Property and equipment, net                                              9,890          13,985
Goodwill, net                                                            3,735           6,439
Deferred income taxes                                                    1,728             757
Other assets                                                               183             278
                                                                       -------         -------

                      Total assets                                     $71,642         $77,750
                                                                        ======          ======


                          Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                              $21,492         $24,752
    Deferred service contract revenue                                        -             666
    Current portion of capital lease obligations                           246             212
                                                                      --------        --------

                      Total  current liabilities                        21,738          25,630

Deferred compensation payable                                               98             263
Capital lease obligations, net of current portion                        7,683           7,923
                                                                         -----           -----

                                Total liabilities                       29,519          33,816
                                                                        ------          ------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; 5,000 shares
        authorized, none issued                                              -               -
     Common stock, $.01 par value; 25,000 shares
        authorized, 8,163 and 7,990 shares issued
        and outstanding                                                     82              80
     Additional paid-in capital                                         19,597          18,942
     Deferred compensation                                                   -             (13)
     Retained earnings                                                  22,444          24,925
                                                                        ------          ------

                      Total shareholders' equity                        42,123          43,934
                                                                        ------          ------

                      Total liabilities and shareholders' equity       $71,642         $77,750
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

                 Manchester Technologies, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended July 31, 2004, 2003, and 2002

                                                                     2004         2003           2002
                                                                     ----         ----           ----
                                                                             (in thousands)
     Cash flows from operating activities:
     Net income (loss)                                              $(2,481)     $(2,588)        $   942


     Adjustments to reconcile net income (loss) to net cash
        from operating activities:
           Depreciation and amortization                              2,132        2,265           2,012
           Provision for doubtful accounts                            1,933        1,545             613
           Gain on sale of IT Business                                 (876)           -               -
           Fixed asset impairment charge                              2,639            -               -
           Impairment of goodwill and write-off of related assets         -        2,481               -
           Non-cash compensation and commission expense                  13           10              15
           Deferred income taxes                                     (1,580)        (154)             95
           Equity based compensation expense                             43            -               -
           Tax benefit from exercise of stock options                    65            -               -
           Change in assets and liabilities, net of effects of
             acquisitions and dispositions:
              Accounts receivable                                    17,654       (4,266)         (7,773)
              Inventory                                             (10,696)       1,402          (3,482)
              Prepaid taxes                                             788       (1,278)           (383)
              Prepaid expenses and other current assets                (557)        (201)            (92)
              Other assets                                               95          213             (88)
              Accounts payable and  accrued expenses                 (3,729)       1,649           7,298
              Deferred service contract revenue                          23         (202)             61
              Deferred compensation payable                            (165)          61              41
                                                                       -----          --              --

                Net cash provided by (used in) operating activities   5,301          937            (741)
                                                                       -----         ---            -----

     Cash flows from investing activities:
         Capital expenditures                                          (871)      (1,282)         (2,618)
         Payment for acquisitions, net of cash acquired                   -            -          (1,613)
         Net  proceeds from the sale of IT Business                   3,555            -               -
                                                                      -----     --------        --------

                Net cash provided by (used in) investing activities   2,684       (1,282)         (4,231)
                                                                      -----       -------          -----


     Cash flows from financing activities:
       Net repayments of borrowings from bank                             -            -            (515)
       Payments on capitalized lease obligations                       (206)         (65)              -
       Payments on notes payable - other                                  -            -             (43)
       Proceeds from exercise of stock options                          549            -               -
                                                                        ---        -----            -----
                Net cash provided by (used in)  financing activities    343          (65)           (558)
                                                                        ---          ----           -----

     Net increase (decrease) in cash  and cash equivalents            8,328         (410)         (5,530)

         Cash and cash equivalents at beginning of year               8,553        8,963          14,493
                                                                      -----        -----          ------
     Cash and cash equivalents at end of year                       $16,881       $8,553          $8,963
                                                                     ======        =====           =====

     Cash paid during the year for:
          Interest                                                     $614         $208         $     -
                                                                        ===          ===          ======
          Income taxes                                                 $422         $320            $723
                                                                        ===          ===             ===
     Capital lease obligations incurred to acquire buildings        $     -       $8,200         $    -
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


     In the Form 10-K as originally filed by the Company, cash flows from discontinued operations were separately reflected in the fiscal 2004 statement of cash flows. The fiscal 2004 statement of cash flows reflects the Company's decision to exclude separate disclosure of cash flows pertaining to discontinued operations. As a result, of the net cash provided by discontinued operations as originally reported in the amount of $8,882, $9,653 of cash flows was reclassified to other balances included in cash flows from operating activities and $771 of capital expenditures for discontinued operations were reclassified to investing activities. Thus, cash flows from operating activities increased and cash flows from investing activities decreased by $771.


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


     The presentation of the statement of operations for the years ended July 31, 2003 and 2002 have been reclassified to reflect discontinued operations. The balance sheet as of July 31, 2003 and, as a result of the Company's decision to exclude separate disclosure of cash flows pertaining to discontinued operations in the fiscal 2004 cash flow statement, the statements of cash flows for the years ended July 31, 2003 and 2002 have not been reclassified to reflect discontinued operations.

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

                                            Manchester Technologies, Inc.


Date:         July 5, 2005                  By:     /S/ Barry R. Steinberg
                                            -------------------------------
                                                   Barry R. Steinberg
                                            Chief Executive Officer,
                                            Chairman of the Board and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.


/S/ Barry R. Steinberg                               Date:   July 5, 2005
   -------------------
Barry R. Steinberg
Chief Executive Officer,
Chairman of the Board and Director
(Principal Executive Officer)

/S/ Seth Collins                                     Date:   July 5, 2005
   -------------------
Seth Collins
President, Secretary and Director

/S/ Elan Yaish                                       Date:   July 5, 2005
--------------
Elan Yaish,
Chief Financial Officer, Vice President Finance
 and Assistant Secretary
 (Principal Accounting Officer and Principal Financial
   Officer)


/S/ Joel G. Stemple                                  Date:   July 5, 2005
-------------------
Joel G. Stemple
Director


/S/ Joel Rothlein                                    Date:   July 5, 2005
-----------------
Joel Rothlein
Director

/S/ Michael Russell                                   Date:   July 5, 2005
-------------------
Michael Russell
Director

/S/ Jeffrey Melnick                                   Date:   July 5, 2005
------------------
Jeffrey Melnick
Director

/S/ Yacov A. Shamash                                  Date:   July 5, 2005
--------------------
Yacov A. Shamash
Director