Form 10-Q/A
period 2004-10-31
MANCHESTER TECHNOLOGIES INC
filed 2005-07-07
CIK 1023876

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

                                Explanatory Note

     Manchester Technologies, Inc. (the "Company") is filing this Amendment No. 1 to its Form 10-Q for the quarter ended October 31, 2004 to amend the Quarterly Report on Form 10-Q for the quarter ended October 31, 2004 previously filed by the Company (the "Original October 31, 2004 Form 10-Q"), in order to reflect the Company's decision to exclude separate disclosure of cash flows pertaining to discontinued operations in the three months ended October 31, 2004 cash flow statement, presented in our Condensed Consolidated Statements of Cash Flows. The reclassification of the three months ended October 31, 2004 cash flow statement will have no impact on the statements of operations or the balance sheet of the Company in any period presented.

     Because of the changes to our Condensed Consolidated Statements of Cash Flows, we are amending the Original October 31, 2004 Form 10-Q to:

o   Revise Part I Item 1, Financial Statements.  The revisions appear in:
     - The Company's Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2004.
     - Note 2 to Condensed Consolidated Financial Statements in the last paragraph of "Discontinued Operations."

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

                 MANCHESTER TECHNOLOGIES, INC. AND SUBSIDIARIES



                                Table of Contents

PART I.            FINANCIAL INFORMATION                                   Page
-------            ---------------------                                   ----


Item 1.            Condensed Consolidated Balance Sheets as of
                          October 31, 2004 (unaudited) and July 31, 2004     4

                   Condensed Consolidated Statements of Income for the
                          Three Months Ended October 31, 2004 and
                          2003 (unaudited)                                   5

                   Condensed Consolidated Statements of Cash Flows for the
                          Three Months Ended October 31, 2004 and
                          2003 (unaudited)                                   6


                   Notes to Unaudited Condensed Consolidated
                          Financial Statements                               7

Item 2.            Management's Discussion and Analysis of Financial
                          Condition and Results of Operations               11

Item 3.            Quantitative and Qualitative Disclosures About
                          Market Risk                                       20

Item 4.            Controls and Procedures                                  20


PART II.           OTHER INFORMATION


Item 6.            Exhibits and Reports                                     21

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

                 Manchester Technologies, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                            Three months ended
                                                                        October 31,    October 31,
                                                                         2004             2003
                                                                         ----             ----


Cash flows from operating activities:
   Net income                                                         $   2,348           $   311

   Adjustments to reconcile net income to net cash from
    operating activities:
      Depreciation and amortization                                         263               609
      Provision for doubtful accounts                                        51               283
      Equity based compensation expense                                      15                 -
      Tax benefits from exercise of stock options                            29                 -
      Change in assets and liabilities:
        Accounts receivable                                               6,728             1,163
        Inventory                                                         7,379               689
        Prepaid  taxes                                                      286               300
        Prepaid expenses and other current assets                            70               280
        Other assets                                                         86                51
        Accounts payable and accrued expenses                               (53)           (1,142)
        Deferred service contract revenue                                     -               136
                                                                       --------           -------
             Net cash provided by operating activities                    3,746             2,680
                                                                          -----            ------

Cash flows from investing activities:
      Capital expenditures                                                  (72)             (515)
                                                                            ----           -------
           Net cash used in investing activities                            (72)             (515)
                                                                            ----           -------

Cash flows from financing activities:
      Payments on capital lease obligations                                 (59)              (51)
      Proceeds from exercise of stock options                               437                 -
                                                                            ---            ------

           Net cash provided by (used in) financing activities              378               (51)
                                                                            ---            -------
Net increase in cash and cash equivalents                                 4,052             2,114
Cash and cash equivalents at beginning of period                         16,881             8,553
                                                                         ------            ------
Cash and cash equivalents at end of period                              $20,933           $10,667
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

Cash Flows

     Operating activities for the three months ended October 31, 2004 and 2003, provided cash of approximately $3.7 million and $2.7 million, respectively. Our accounts receivable and accounts payable balances, as well as our inventory balances, can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date. The increase in accounts receivable during the 2004 period of approximately $6.7 million and the decrease in inventory of approximately $7.4 million in the period, is a result of the increase in sales in the period, as well as no additional inventory purchases related to special product offerings received from manufacturers during the period which had occurred and increased inventory balances during fiscal 2004. During the three months ended October 31, 2004, the Company collected $1.6 million of receivables related to the Sold IT Business.

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



                                        MANCHESTER TECHNOLOGIES., INC.
                                        -----------------------------
                                        (Registrant)



DATE:   July 5, 2005                    /S/ Barry R. Steinberg
                                        ----------------------------------------
                                        Barry R. Steinberg
                                        Chief Executive Officer



DATE:   July 5, 2004                    /S/ Elan Yaish
                                        ----------------------------------------

                                        Elan Yaish
                                        Vice President Finance
                                        and Chief Financial Officer