Form 10-Q/A
period 2005-01-31
MANCHESTER TECHNOLOGIES INC
filed 2005-07-07
CIK 1023876

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

                                Explanatory Note

     Manchester Technologies, Inc. (the "Company") is filing this Amendment No. 1 to its Form 10-Q for the quarter ended January 31, 2005 to amend the Quarterly Report on Form 10-Q for the quarter ended January 31, 2005 previously filed by the Company (the "Original January 31, 2005 Form 10-Q"), in order to reflect the Company's decision to exclude separate disclosure of cash flows pertaining to discontinued operations in the six months ended January 31, 2005 cash flow statement, presented in our Condensed Consolidated Statements of Cash Flows. The reclassification of the six months ended January 31, 2005 cash flow statement will have no impact on the statements of operations or the balance sheet of the Company in any period presented.

     Because of the changes to our Condensed Consolidated Statements of Cash Flows, we are amending the Original January 31, 2005 Form 10-Q to:

o Revise Part I Item 1, Financial Statements.  The revisions appear in:
     - The Company's Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2005.
     - Note 2 to Condensed Consolidated Financial Statements in the last paragraph of "Discontinued Operations."

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

                 MANCHESTER TECHNOLOGIES, INC. AND SUBSIDIARIES



                                Table of Contents

PART I. FINANCIAL INFORMATION                                             Page
-----------------------------                                             ----


Item 1.   Condensed Consolidated Balance Sheets as of
             January 31, 2005  (unaudited) and July 31, 2004                 4

          Condensed Consolidated Statements of Income for the
             Three Months  and Six Months Ended
             January 31, 2005 and 2004 (unaudited)                           5

          Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended January 31, 2005 and 2004 (unaudited)          6

          Notes to Unaudited Condensed Consolidated Financial Statements     7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        18

Item 4.   Controls and Procedures                                           18


PART II.  OTHER INFORMATION


 Item 6.  Exhibits                                                          19

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

                 Manchester Technologies, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                         Six months ended
                                                                    January 31,    January 31,
                                                                       2005           2004
                                                                       ----           ----




Cash flows from operating activities:
   Net income                                                        $2,600           $ 606

   Adjustments to reconcile net income to net cash
    from operating activities:
       Depreciation and amortization                                    527           1,271
       Provision for doubtful accounts                                  167             295
       Equity based compensation expense                                108              23
       Tax benefits from exercise of stock options                      240               -
       Changes in assets and liabilities:
        Accounts receivable                                             515           1,112
        Inventory                                                     1,735          (8,747)
        Prepaid taxes                                                   261            (128)
        Prepaid expenses and other current assets                       200               6
        Other assets                                                     78             101
        Accounts payable and accrued expenses                        (6,623)          1,772
        Deferred service contract revenue                                 -             (60)
                                                                    -------             ----

            Net cash used in operating activities                      (192)         (3,749)
                                                                       -----         -------

Cash flows from investing activities:
      Capital expenditures                                             (142)           (842)
                                                                        ---            ----
           Net cash used in investing activities                       (142)           (842)
                                                                       -----         -------
Cash flows from financing activities:
      Payments on capital lease obligations                            (118)            (96)
      Proceeds from exercise of stock options                           970               -
                                                                        ---            ----

         Net cash provided by (used in) financing activities            852             (96)
                                                                        ---          -------
Net increase (decrease) in cash and cash equivalents                    518          (4,687)

Cash and cash equivalents at beginning of period                     16,881           8,553
                                                                     ------           -----

Cash and cash equivalents at end of period                          $17,399          $3,866
                                                                     ======           =====

Income taxes paid during the period                                    $ 30           $ 208
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

Cash Flows
----------


     Operating activities for the six months ended January 31, 2005 and 2004, resulted in a decrease in cash of approximately $192,000 and $3.7 million, respectively. The decrease in cash in the six months ended January 31, 2005 primarily resulted from payments to reduce accounts payable and accrued expenses of $6.6 million exceeding operating cash flows of $6.4 million principally derived from net income and a decrease in inventory. Our accounts receivable and accounts payable balances, as well as our inventory balances, can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date.


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



                                      MANCHESTER TECHNOLOGIES, INC.
                                      ----------------------------
                                      (Registrant)



DATE:   July 5, 2005
                                      /s/ Barry R. Steinberg
                                      ----------------------
                                      Barry R. Steinberg
                                      Chief Executive Officer



DATE:   July 5, 2005
                                      /S/ Elan Yaish
                                      --------------
                                      Elan Yaish
                                      Vice President Finance, Chief Financial
                                       Officer and Assistant Secretary