Form 10-Q/A
period 2005-04-30
MANCHESTER TECHNOLOGIES INC
filed 2005-07-07
CIK 1023876

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

                                Explanatory Note

     Manchester Technologies, Inc. (the "Company") is filing this Amendment No. 1 to its Form 10-Q for the quarter ended April 30, 2005 to amend the Quarterly Report on Form 10-Q for the quarter ended April 30, 2005 previously filed by the Company (the "Original April 30, 2005 Form 10-Q"), in order to reflect the Company's decision to exclude separate disclosure of cash flows pertaining to discontinued operations in the nine months ended April 30, 2005 cash flow statement, presented in our Condensed Consolidated Statements of Cash Flows. The reclassification of the nine months ended April 30, 2005 cash flow statement will have no impact on the statements of operations or the balance sheet of the Company in any period presented.

     Because of the changes to our Condensed Consolidated Statements of Cash Flows, we are amending the Original April 30, 2005 Form 10-Q to:

o Revise Part I Item 1, Financial Statements.  The revisions appear in:
     - The Company's Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2005.
     - Note 3 to Condensed Consolidated Financial Statements in the last paragraph of "Discontinued Operations."

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

                 MANCHESTER TECHNOLOGIES, INC. AND SUBSIDIARIES



                                Table of Contents

PART I.       FINANCIAL INFORMATION                                        Page
-------       ---------------------                                        ----


Item 1.       Condensed Consolidated Balance Sheets as of
                     April 30, 2005 (unaudited) and July 31, 2004             4

              Condensed Consolidated Statements of Income for the
                     Three Months and Nine Months Ended
                        April 30, 2005 and 2004 (unaudited)                   5

              Condensed Consolidated Statements of Cash Flows for the
                     Nine Months Ended April 30, 2005 and 2004 (unaudited)    6

              Notes to Unaudited Condensed Consolidated Financial Statements  7

Item 2.       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk     20

Item 4.       Controls and Procedures                                        20


PART II.      OTHER INFORMATION


 Item 4.      Submission of Matters to a Vote of Security Holders            21
 Item 5.      Other Information                                              21
 Item 6.      Exhibits                                                       22

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

                 Manchester Technologies, Inc. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                           Nine months ended
                                                                                     April 30,          April 30,
                                                                                       2005                2004
                                                                                       ----                ----


Cash flows from operating activities:
   Net income                                                                       $2,614              $    609

   Adjustments to reconcile net income to net cash from operating activities:
       Depreciation and amortization                                                   777                 1,674
       Provision for doubtful accounts                                                 305                   489
       Equity based compensation expense                                                53                    24
       Loss on buyout of capital lease                                                 666                     -
       Tax benefit from exercise of stock options                                      290                     -

      Changes in assets and liabilities:
        Accounts receivable                                                           (574)                1,331
        Inventory                                                                     (865)              (16,200)
        Prepaid income taxes                                                           261                 1,662
        Prepaid expenses and other current assets                                      155                     6
        Other assets                                                                    70                   144
        Accounts payable and accrued expenses                                         (593)               15,551
        Deferred service contract revenue                                                -                    23
                                                                                  --------                   ----


           Net cash provided by operating activities                                 3,159                 5,313
                                                                                     -----                 -----
Cash flows from investing activities:
      Capital expenditures                                                            (190)                 (760)
                                                                                    -------              -------

           Net cash used in investing activities                                      (190)                 (760)
                                                                                    -------              --------
Cash flows from financing activities:
      Proceeds from exercise of stock options                                        1,356                   284
      Payments for buyout of capital lease obligation                                 (550)                    -
      Payments on capital lease obligations                                           (180)                 (149)
                                                                                    -------               -------

           Net cash provided by financing activities                                   626                   135
                                                                                    ------                 -----
Net increase in cash and cash equivalents                                            3,595                 4,688

Cash and cash equivalents at beginning of period                                    16,881                 8,553
                                                                                    ------                 -----
Cash and cash equivalents at end of period                                         $20,476               $13,241
                                                                                    ======                ======
Income taxes paid during the period                                                $    93               $   292
                                                                                    ======               =======
Reduction of property and equipment from
  termination of capital lease obligation                                          $ 1,700             $       -
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


     The presentation of the statement of operations for the three months and nine months ended April 30, 2004 has been reclassified to reflect discontinued operations.


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

      Cash Flows


     Operating activities for the nine months ended April 30, 2005 and 2004, resulted in an increase in cash and cash equivalents of approximately $3.2 million and $5.3 million, respectively. The operating cash flows for fiscal 2005 were principally derived from net income. Our accounts receivable and accounts payable balances, as well as our inventory balances, can fluctuate significantly from one period to the next due to the receipt of large customer orders or payments or variations in product availability and vendor shipping patterns at any particular date.


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

      ITEM  6. EXHIBITS

      Exhibits



     10.1 - Lease Agreement, dated as of March 15, 2005, between Electrograph Systems, Inc. and Harsch Investment Properties - Nevada, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the fiscal quarter ended April 30, 2005 as filed on June 10,
          2005).

     10.2 - First Amendment to Lease, dated as of May 11, 2005, between Electrograph Systems, Inc. and Harsch Investment Properties - Nevada, LLC (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the fiscal quarter ended April 30, 2005 as filed on June 10, 2005).


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



                                 MANCHESTER TECHNOLOGIES, INC.
                                 ----------------------------
                                 (Registrant)



DATE:   July 5, 2005             /S/   Barry  R. Steinberg
                                 --------------------------------------------
                                 Barry R. Steinberg
                                 Chief Executive Officer

DATE:   July 5, 2005             /S/ Elan Yaish
                                 --------------------------------------------

                                 Elan Yaish
                                 Vice President Finance,
                                 Chief Financial Officer and Assistant Secretary